Form 10-Q
period 1994-06-30
VALCOR INC
filed 1994-08-03
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED JUNE 30, 1994            COMMISSION FILE NUMBER 33-63044




                                 VALCOR, INC.
            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             74-2678674
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697
            (Address of principal executive offices)     (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (214) 233-1700




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X      NO



THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q FOR REDUCED DISCLOSURE FORMAT.

                                  VALCOR, INC.

                                      INDEX




                                                               PAGE
                                                              NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1993
          and June 30, 1994                                     3-4

         Consolidated Statements of Income - Three months
          and six months ended June 30, 1993 and 1994            5

         Consolidated Statement of Stockholder's Equity -
          Six months ended June 30, 1994                         6

         Consolidated Statements of Cash Flows - Six
          months ended June 30, 1993 and 1994                   7-8

         Notes to Consolidated Financial Statements             9-12

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                 13-16

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.                     17

                                  VALCOR, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                        December 31,          June 30,
                                                                                1993                1994

Current assets:
  Cash and cash equivalents                                                      $ 10,363           $ 15,626
  Accounts and notes receivable                                                    25,137             31,031
  Receivable from affiliates                                                          313                 33
  Inventories                                                                      28,600             26,691
  Prepaid expenses                                                                  5,241              3,695
  Deferred income taxes                                                               904              1,942

      Total current assets                                                         70,558             79,018

Other assets:
  Timber and timberlands                                                           51,868             53,611
  Intangible assets                                                                21,080             20,081
  Other                                                                            12,123             13,897

      Total other assets                                                           85,071             87,589

Property and equipment:
  Land                                                                             15,989             17,806
  Buildings                                                                        33,286             34,219
  Equipment                                                                       136,252            145,808
  Construction in progress                                                         16,009             26,157
                                                                                  201,536            223,990
  Less accumulated depreciation                                                    84,688             90,831

      Net property and equipment                                                  116,848            133,159

                                                                                 $272,477           $299,766

                                  VALCOR, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDER'S EQUITY                                     December 31,          June 30,
                                                                                1993                1994

Current liabilities:
  Current maturities of long-term debt                                           $  9,086           $ 15,812
  Accounts payable                                                                 14,673             16,490
  Accrued liabilities                                                              19,279             22,814
  Payable to affiliates                                                               975              1,326
  Income taxes                                                                      2,697              1,425

      Total current liabilities                                                    46,710             57,867

Noncurrent liabilities:
  Long-term debt                                                                  185,690            189,209
  Deferred income taxes                                                            21,987             23,798
  Other                                                                             4,239              3,604

      Total noncurrent liabilities                                                211,916            216,611

Stockholder's equity:
  Common stock                                                                          1                  1
  Additional paid-in capital                                                          520                520
  Retained earnings                                                                13,095             24,868
  Currency translation adjustment                                                     235               (101)

      Total stockholder's equity                                                   13,851             25,288

                                                                                 $272,477           $299,766

[FN]
Commitments and contingencies (Note 9)


                                  VALCOR, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                           1993        1994             1993          1994

Revenues and other income:
  Net sales                                               $87,134     $98,454         $167,262      $183,200
  Business unit disposition                                  -           -                 500          -
  Other, net                                                  789         698            1,689         1,341
                                                           87,923      99,152          169,451       184,541

Costs and expenses:
  Cost of sales                                            68,759      74,690          133,900       142,291
  Selling, general and administrative                       5,735       5,553           11,291        11,513
  Interest                                                    910       4,357            1,862         8,645
                                                           75,404      84,600          147,053       162,449

    Income before income taxes                             12,519      14,552           22,398        22,092

Provision for income taxes                                  4,839       5,483            8,585         8,772

      Net income                                          $ 7,680     $ 9,069         $ 13,813      $ 13,320


                                  VALCOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                         SIX MONTHS ENDED JUNE 30, 1994

                                 (IN THOUSANDS)



                                                      ADDITIONAL                  CURRENCY        TOTAL
                                             COMMON    PAID-IN      RETAINED     TRANSLATION   STOCKHOLDER'S
                                             STOCK     CAPITAL      EARNINGS     ADJUSTMENT       EQUITY

Balance at December 31, 1993                   $1        $520         $13,095       $ 235         $13,851

Net income                                      -          -           13,320          -           13,320
Cash dividends                                  -          -           (1,547)         -           (1,547)
Currency translation adjustment, net            -          -             -           (336)           (336)

Balance at June 30, 1994                       $1        $520         $24,868       $(101)        $25,288


                                  VALCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                       1993           1994

Cash flows from operating activities:
  Net income                                                                         $ 13,813       $ 13,320
  Adjustments:
    Depreciation, depletion and amortization                                            7,874          8,294
    Deferred income taxes                                                                 736            871
    Other, net                                                                           (236)           198
    Change in assets and liabilities:
      Accounts and notes receivable                                                      (183)        (5,917)
      Inventories                                                                       4,103          1,909
      Accounts payable and accrued liabilities                                           (305)         5,349
      Accounts with affiliates                                                         (2,720)           631
      Other, net                                                                          582         (1,755)

      Total adjustments                                                                 9,851          9,580

        Net cash provided by operating activities                                      23,664         22,900

Cash flows from investing activities:
  Capital expenditures                                                                 (9,195)       (25,901)
  Other, net                                                                              644           (141)

        Net cash used by investing activities                                          (8,551)       (26,042)

Cash flows from financing activities:
  Long-term debt:
    Additions                                                                          32,983         45,518
    Principal payments                                                                (39,058)       (35,272)
  Dividends paid to Valhi                                                             (11,445)        (1,547)
  Repayment of loans from Valhi                                                        (2,000)          -
  Other, net                                                                              264           -

      Net cash provided (used) by financing activities                                (19,256)         8,699


                                  VALCOR, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                     1993             1994

Cash and cash equivalents:
  Net increase (decrease) from:
    Operating, investing and financing activities                                   $(4,143)         $ 5,557
    Currency translation                                                                (26)            (294)
                                                                                     (4,169)           5,263
  Balance at beginning of period                                                      9,586           10,363

  Balance at end of period                                                          $ 5,417          $15,626


Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized                                               $ 1,832          $ 7,901
  Income taxes                                                                        9,266            7,693


                                  VALCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1994 and the consolidated statements of income, cash flows and stockholder's equity for the interim periods ended
June 30, 1993 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report"). Commitments and contingencies are discussed in Note 9, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1993 Annual Report.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                                          1993        1994              1993         1994
                                                                          (In millions)

Net sales:

  Forest products - Medite
   Corporation                                            $43.9       $53.4            $ 83.5       $ 93.4
  Hardware products - National
   Cabinet Lock, Inc.                                      16.0        17.5              30.4         35.5
  Fast food - Sybra, Inc.                                  27.3        27.6              53.4         54.3

                                                          $87.2       $98.5            $167.3       $183.2

Operating income:
  Forest products                                         $ 7.4       $11.6            $ 12.8       $ 16.7
  Hardware products                                         3.9         5.0               7.0         10.1
  Fast food                                                 2.1         2.3               4.0          3.9
                                                           13.4        18.9              23.8         30.7
Business unit disposition                                   -           -                  .5          -
Interest expense                                            (.9)       (4.3)             (1.9)        (8.6)

    Income before income taxes                            $12.5       $14.6            $ 22.4       $ 22.1


NOTE 3 -     INVENTORIES:


                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1993               1994
                                                                                    (IN THOUSANDS)

Raw materials:
  Forest products                                                                 $14,704            $11,632
  Hardware products                                                                 1,034                967
  Fast food                                                                         1,329              1,292
                                                                                   17,067             13,891

In process products:
  Forest products                                                                   1,450              2,074
  Hardware products                                                                 3,179              3,719
                                                                                    4,629              5,793

Finished products:
  Forest products                                                                   1,260                900
  Hardware products                                                                 1,901              2,283
                                                                                    3,161              3,183

Supplies                                                                            3,743              3,824

                                                                                  $28,600            $26,691

NOTE 4 -     ACCRUED LIABILITIES:

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1993               1994
                                                                                    (IN THOUSANDS)

Current accrued liabilities:
  Employee benefits                                                               $ 9,133            $ 8,131
  Interest                                                                          1,698              2,079
  Insurance claims and expenses                                                     3,304              3,979
  Other                                                                             5,144              8,625

                                                                                  $19,279            $22,814

Other noncurrent liabilities:
  Insurance claims and expenses                                                   $ 1,541            $ 1,142
  Accrued OPEB cost                                                                   279                279
  Other                                                                             2,419              2,183

                                                                                  $ 4,239            $ 3,604

NOTE 5 - LONG-TERM DEBT:


                                                                           DECEMBER 31,        JUNE 30,
                                                                               1993              1994
                                                                                      (IN THOUSANDS)

Valcor - 95/8% Senior Notes Due 2003                                              $100,000         $100,000

Medite:
  U.S. bank credit agreement                                                         61,000           75,000
  Irish bank credit agreements                                                        8,441           16,481
  State of Oregon term loan                                                           4,328            4,236
  Other                                                                                 267              244
                                                                                     74,036           95,961

Sybra:
  Bank credit agreements                                                             13,387            2,200
  Capital lease obligations                                                           7,133            6,665
  Other                                                                                  41               35
                                                                                     20,561            8,900

National Cabinet Lock                                                                   179              160
                                                                                    194,776          205,021
Less current maturities                                                               9,086           15,812

                                                                                   $185,690         $189,209

NOTE 6 -     ACCOUNTS WITH AFFILIATES:

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1993               1994
                                                                                    (IN THOUSANDS)

Receivable from affiliates:
  Income taxes                                                                     $294              $  -
  Other                                                                              19                  33

                                                                                   $313              $   33

Payable to affiliates:
  Income taxes                                                                     $ -               $1,182
  Other                                                                             975                 144

                                                                                   $975              $1,326

NOTE 7 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1993               1994
                                                                                    (IN THOUSANDS)
Intangible assets:
  Goodwill                                                                        $ 5,500            $ 5,416
  Franchise fees                                                                    7,257              6,719
  Other                                                                             8,323              7,946

                                                                                  $21,080            $20,081
Other assets:
  Deferred financing costs                                                        $ 4,189            $ 3,787
  Prepaid pension cost                                                              3,899              4,273
  Property held for sale                                                            3,810              3,994
  Other                                                                               225              1,843

                                                                                  $12,123            $13,897


NOTE 8 - PROVISION FOR INCOME TAXES:

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 31,
                                                                                         1993           1994
                                                                                          (IN MILLIONS)

Expected tax expense                                                                     $7.6           $7.7
Non-U.S. tax rates                                                                        (.6)           (.8)
Incremental U.S. tax on non-U.S. earnings                                                 1.4            1.4
State income taxes and other, net                                                          .2             .5

                                                                                         $8.6           $8.8

    Expected tax expense for the 1993 period is computed at the previously-reported U.S. federal statutory rate of 34% because the retroactive increase to the current 35% rate was not enacted until August 1993.

NOTE 9 -     COMMITMENTS AND CONTINGENCIES:

    At June 30, 1994, the estimated cost to complete capital projects in process approximated $16 million, including $11 million related to an expansion of Medite's medium density fiberboard plant in Ireland. Medite's Irish subsidiary has entered into certain currency forward contracts to hedge exchange rate risk on the equivalent of approximately $6 million of equipment purchase commitments. At June 30, 1994, the fair value of such currency contracts approximated the contract value.

    Medite has entered into interest rate swap agreements to effectively convert $26 million of its U.S. bank term loan from a floating to a fixed interest rate. At June 30, 1994, the estimated fair value of such swap agreements was $1.8 million, which represents the estimated payment Medite would receive if the swap agreements were terminated at that date.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

GENERAL

    Operating income for the second quarter increased 41% to $18.9 million on a 13% sales increase to $98.5 million. For the first six months of 1994, operating income increased 29% to $30.7 million and sales increased 10% to $183.2 million. The improvements in sales, earnings and margins, driven by results of the forest products and hardware products segments, are discussed below. The Company's higher operating earnings more than offset the significant increase in interest expense resulting from the Company's recapitalization during the last half of 1993. Net income for the second quarter increased 18% to $9.1 million while net income of $13.3 million for the first six months of 1994 approximated that of the first half of last year.

FOREST PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,          %               June 30,           %
                                                 1993       1994     Change        1993       1994     Change
                                                  (In millions)                     (In millions)

Net sales:
  Medium density fiberboard                      $27.9      $32.3     +16%         $53.2       $63.5    + 19%
  Solid wood products                             16.4       21.3     +30%          31.3        30.5    -  3%
  Eliminations                                     (.4)       (.2)                  (1.0)        (.6)

                                                 $43.9      $53.4     +22%         $83.5       $93.4    + 12%

Operating income:

  Medium density fiberboard                      $ 3.8      $ 7.3     +91%         $ 5.6       $13.0    +133%
  Solid wood products                              3.6        4.3     +21%           7.2         3.7    - 48%

                                                 $ 7.4      $11.6     +57%         $12.8       $16.7    + 31%

Operating income margins:
  MDF                                            13.7%      22.7%                  10.5%       20.5%
  Solid wood                                     21.5%      20.1%                  22.9%       12.2%
    Total                                        16.8%      21.7%                  15.3%       17.9%


    Medium density fiberboard. Higher volumes and prices both contributed to the significant improvements in MDF earnings and margins, with average first half selling prices up 14%. Sales of higher-priced specialty MDF products continued to increase and represented 29% of MDF sales in the first half of 1994, up from 24% during the 1993 period.

    Medite's primary strategic focus is to continue its expansion in the growing market for MDF, including further penetration of higher-margin specialty MDF markets. Medite's MDF plants are operating at a very high rate of capacity. The expanded Irish plant, which will increase Medite's total MDF capacity by about 25%, is expected to be operational by early 1995.

    Solid wood products. Medite actively manages its timber resources and varies its manufacture of wood products such as lumber and veneer, and emphasizes or de-emphasizes the direct sale of logs, depending upon market conditions. Solid wood sales and earnings fluctuations were in large part a result of market-based volume decisions made by the Company, including (i) varying the volume of logs offered for sale (comparatively reduced during the first quarter and increased in the second quarter of 1994) and (ii) the curtailment of veneer and lumber production during a portion of the second quarter of 1994. Earnings in early 1993 were aided by higher volumes related to reductions in certain inventories following the closure of Medite's plywood operations in January 1993.

HARDWARE PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $16.0      $17.5     +10%         $30.4       $35.5    +17%
Operating income                                   3.9        5.0     +28%           7.0        10.1    +45%

Operating income margin                          24.5%      28.6%                  23.0%       28.4%


    Sales, operating income and margins all improved as volumes increased in each of the three major product lines (locks, drawer slides and computer keyboard support arms). National Cabinet Lock's major plants are operating at a high rate of current capacity.

FAST FOOD

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $27.3      $27.6     +1%          $53.4       $54.3     +2%
Operating income                                   2.1        2.3     +8%            4.0         3.9     -2%

Operating income margin                           7.9%       8.4%                   7.5%        7.2%

Arby's restaurants operated:

  At end of period                                 159        158     -1%            159         158     -1%
  Average during the period                        160        157     -2%            160         157     -2%


    Fast food results improved during the second quarter (and were comparable to the first half of last year) despite fewer stores being operated. Comparable store sales have increased slightly during 1994 and new store sales have more than offset sales of stores closed. Year-to-date earnings comparisons were hampered by adverse winter weather during the first quarter of 1994.

OTHER

    Business unit disposition. As previously reported, the gain in 1993 related to a change in estimate of the loss accrued in 1992 related to the closure of Medite's plywood operations.

    Interest expense. Interest increased principally due to higher debt levels resulting from the Company's previously-reported 1993 recapitalization. Approximately $137 million of the Company's long-term debt (two-thirds of amounts outstanding at June 30, 1994) bears interest at fixed rates averaging 9.2%. The average interest rate on floating rate borrowings outstanding at June 30, 1994 was 6.6%.

    Provision for income taxes. Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

    Operating activities. Both net income and net cash provided by operating activities were comparable for the six-month periods. Changes in assets and liabilities result primarily from the timing of production, sales and purchases and generally tend to even out over time. Semi-annual interest payments on the Valcor Senior Notes began in May 1994 and accounted for about three-fourths of the $6 million comparative increase in cash interest payments.

    Investing activities. Capital expenditures were almost $17 million higher during the first half of 1994 than in the 1993 period due primarily to Medite's Irish plant expansion and Sybra's new store expenditures. The Company's total capital expenditures for the last half of 1994 are estimated at $21 million, including $11 million to substantially complete the expansion of Medite's Irish MDF production facility and $51/2 million for Sybra's new stores and its on-going remodeling program. Such capital expenditures are expected to be financed primarily from operations or existing credit facilities.

    Financing activities.  The $10 million of net borrowings in 1994 included
$8 million of project financing for Medite's Irish plant expansion. At June 30, 1994, unused credit available to the Company's subsidiaries under existing facilities aggregated $48 million. In addition, Medite has committed term loan availability to finance 75% of the remaining cost of the Irish MDF expansion that can be drawn as expenditures are made. Sybra's $20 million revolving bank credit agreement was recently extended one year to July 1996.

OTHER

    Forest Products. As discussed above, the in-process expansion of the Medite Irish MDF plant will increase plant capacity by approximately 75% and increase its worldwide MDF production capacity approximately 25%.

    In the solid wood portion of Medite's business, new Riparian Rights Laws in Oregon restricting timber harvest in certain areas become effective September 1, 1994. These new laws are currently expected to impact between 15 million and 20 million board feet of company-owned merchantable timber. This amounts to less than 3% of Medite's fee timber, and only a relatively small portion of the effected timber is expected to be permanently lost to harvest.

    Hardware Products. The Company continues to explore ways to expand this high-margin business segment.

    Fast Food. Sybra opened three new Arby's restaurants during the first half of 1994, opened one new store in July and expects to open three more restaurants later this year. Sybra continually evaluates the profitability of its individual restaurants, and in this regard closed five stores early in 1994 and may close two or three additional stores later in the year.

    The terms of Sybra's Consolidated Development Agreement with Arby's, Inc. were amended in May 1994. Under the revised agreement, Sybra retains its exclusive development rights in the Dallas/Fort Worth area, Sybra and Arby's now have joint development rights in the Tampa area, and Sybra's required new store opening schedule was modified. The new schedule requires Sybra to open four stores during the last half of 1994, eight more in 1995 and an additional 13 stores by various dates through 1997. Sybra currently anticipates that its expansion program will meet or exceed this schedule.

    General corporate. Valcor's operations are conducted through its wholly-owned subsidiaries and its long-term ability to meet its obligations (principally debt service on the 95/8% Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various credit agreements to which Valcor's subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however the Company believes that distributions from subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor has not guaranteed any indebtedness of its subsidiaries.

    Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined, which dividends the Company currently expects to pay. At June 30, 1994, $4.3 million was available for dividends.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 - Letter amendment dated May 26, 1994 to the Consolidated Development Agreement dated August 31, 1992 between Arby's, Inc. and Sybra, Inc.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1994 and the month of July 1994:

        April 27, 1994 - Reported Items 5 and 7.
        July 28, 1994  - Reported Items 5 and 7.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VALCOR, INC.
                                               (Registrant)



Date   August 2, 1994                 By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   August 2, 1994                 By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                VALCOR, INC.
                                               (Registrant)



Date   August 2, 1994                 By
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   August 2, 1994                 By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)