Form 10-Q
period 1994-09-30
VALCOR INC
filed 1994-10-31
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED SEPTEMBER 30, 1994       COMMISSION FILE NUMBER 33-63044




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

                                  VALCOR, INC.

                                      INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1993
          and September 30, 1994                                           3-4

         Consolidated Statements of Income - Three months
          and nine months ended September 30, 1993 and 1994                  5

         Consolidated Statements of Cash Flows - Nine
          months ended September 30, 1993 and 1994                           6

         Notes to Consolidated Financial Statements                       7-10

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                           11-14

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.                                 15

                                  VALCOR, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                 December 31,        September 30,
                                                                         1993                1994

Current assets:
  Cash and cash equivalents                                                  $ 10,363            $ 13,980
  Accounts and notes receivable                                                25,137              28,196
  Receivable from affiliates                                                      313                  99
  Inventories                                                                  28,600              28,936
  Prepaid expenses                                                              5,241               4,424
  Deferred income taxes                                                           904               2,083

      Total current assets                                                     70,558              77,718

Other assets:
  Timber and timberlands                                                       51,868              53,066
  Intangible assets                                                            21,080              19,767
  Other                                                                        12,123              12,197

      Total other assets                                                       85,071              85,030

Property and equipment:
  Land                                                                         15,989              18,915
  Buildings                                                                    33,286              38,737
  Equipment                                                                   136,252             145,742
  Construction in progress                                                     16,009              32,736
                                                                              201,536             236,130
  Less accumulated depreciation                                                84,688              94,653

      Net property and equipment                                              116,848             141,477

                                                                             $272,477            $304,225

                                  VALCOR, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)


   LIABILITIES AND STOCKHOLDER'S EQUITY                              December 31,        September 30,
                                                                         1993                1994


Current liabilities:
  Current maturities of long-term debt                                       $  9,086            $ 15,930
  Accounts payable                                                             14,673              15,958
  Accrued liabilities                                                          19,279              26,518
  Payable to affiliates                                                           975                -
  Income taxes                                                                  2,697               1,532

      Total current liabilities                                                46,710              59,938

Noncurrent liabilities:
  Long-term debt                                                              185,690             185,105
  Deferred income taxes                                                        21,987              24,753
  Other                                                                         4,239               4,120

      Total noncurrent liabilities                                            211,916             213,978

Stockholder's equity:
  Common stock                                                                      1                   1
  Additional paid-in capital                                                      520                 520
  Retained earnings                                                            13,095              29,601
  Currency translation adjustment                                                 235                 187

      Total stockholder's equity                                               13,851              30,309

                                                                             $272,477            $304,225

[FN]
Commitments and contingencies (Note 9)


                                  VALCOR, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                    Three months ended           Nine months ended
                                                       September 30,                September 30,
                                                           1993        1994             1993          1994

Revenues and other income:
  Net sales                                               $92,400     $95,240         $259,662      $278,440
  Other, net                                                  846         240            3,035         1,581
                                                           93,246      95,480          262,697       280,021

Costs and expenses:
  Cost of sales                                            74,197      71,670          208,097       213,961
  Selling, general and administrative                       5,806       6,360           17,097        17,873
  Interest                                                  1,323       4,237            3,185        12,882
                                                           81,326      82,267          228,379       244,716

    Income before income taxes                             11,920      13,213           34,318        35,305

Provision for income taxes                                  5,450       4,203           14,035        12,975

      Net income                                          $ 6,470     $ 9,010         $ 20,283      $ 22,330


                                  VALCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                                       1993           1994

Cash flows from operating activities:
  Net income                                                                         $ 20,283       $ 22,330
  Depreciation, depletion and amortization                                             12,612         13,007
  Deferred income taxes                                                                 2,951          1,460
  Other, net                                                                             (186)           341
                                                                                       35,660         37,138
  Change in assets and liabilities:
    Accounts and notes receivable                                                      (4,982)        (2,989)
    Inventories                                                                         1,718           (336)
    Accounts payable and accrued liabilities                                            3,459          8,611
    Accounts with affiliates                                                             (955)          (761)
    Other, net                                                                            998           (410)

      Net cash provided by operating activities                                        35,898         41,253

Cash flows from investing activities:
  Capital expenditures                                                                (15,892)       (37,791)
  Other, net                                                                             (484)          (245)

      Net cash used by investing activities                                           (16,376)       (38,036)

Cash flows from financing activities:
  Additions to long-term debt                                                         121,608         65,670
  Principal payments on long-term debt                                                (62,810)       (59,410)
  Repayment of loans from Valhi                                                        (2,000)          -
  Dividends paid to Valhi                                                             (73,932)        (5,824)

      Net cash provided (used) by financing activities                                (17,134)           436

Net cash provided                                                                       2,388          3,653
Currency translation                                                                     (164)           (36)
Cash and equivalents at beginning of period                                             9,586         10,363

      Cash and equivalents at end of period                                          $ 11,810       $ 13,980

Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized                                                $  2,632       $  9,811
  Income taxes                                                                         11,181         12,576


                                  VALCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1993 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1994 and the consolidated statements of income and cash flows for the interim periods ended September 30, 1993 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                   Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                                          1993        1994              1993         1994
                                                                          (In millions)
Net sales:
  Forest products - Medite
   Corporation                                            $48.2       $49.6            $131.7       $143.0
  Hardware products - National
   Cabinet Lock, Inc.                                      16.2        17.0              46.6         52.5
  Fast food - Sybra, Inc.                                  28.0        28.6              81.4         82.9

                                                          $92.4       $95.2            $259.7       $278.4

Operating income:
  Forest products                                         $ 6.8       $10.8            $ 19.6       $ 27.5
  Hardware products                                         4.2         4.6              11.2         14.7
  Fast food                                                 2.2         2.2               6.2          6.1
                                                           13.2        17.6              37.0         48.3
Corporate and other, net                                    -           (.1)               .5          (.1)
Interest expense                                           (1.3)       (4.3)             (3.2)       (12.9)

    Income before income taxes                            $11.9       $13.2            $ 34.3       $ 35.3

NOTE 3 -     INVENTORIES:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Raw materials:
  Forest products                                                             $14,704             $12,887
  Hardware products                                                             1,034               1,031
  Fast food                                                                     1,329               1,319
                                                                               17,067              15,237

In process products:
  Forest products                                                               1,450               1,579
  Hardware products                                                             3,179               3,955
                                                                                4,629               5,534

Finished products:
  Forest products                                                               1,260               1,919
  Hardware products                                                             1,901               2,272
                                                                                3,161               4,191

Supplies                                                                        3,743               3,974

                                                                              $28,600             $28,936

NOTE 4 -     ACCRUED LIABILITIES:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Current accrued liabilities:
  Employee benefits                                                           $ 9,133             $ 9,042
  Interest                                                                      1,698               4,213
  Insurance claims and expenses                                                 3,304               3,657
  Other                                                                         5,144               9,606

                                                                              $19,279             $26,518

Other noncurrent liabilities:
  Insurance claims and expenses                                               $ 1,541             $ 1,604
  Accrued OPEB cost                                                               279                 279
  Other                                                                         2,419               2,237

                                                                              $ 4,239             $ 4,120

NOTE 5 - LONG-TERM DEBT:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Valcor - 9 5/8% Senior Notes Due 2003                                        $100,000            $100,000

Medite:
  U.S. bank credit agreement                                                   61,000              67,000
  Irish bank credit agreements                                                  8,441              20,134
  State of Oregon term loan                                                     4,328               4,189
  Other                                                                           267                 247
                                                                               74,036              91,570

Sybra:
  Bank credit agreements                                                       13,387               2,800
  Capital lease obligations                                                     7,133               6,482
  Other                                                                            41                  33
                                                                               20,561               9,315

National Cabinet Lock                                                             179                 150
                                                                              194,776             201,035
Less current maturities                                                         9,086              15,930

                                                                             $185,690            $185,105

NOTE 6 -     ACCOUNTS WITH AFFILIATES:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)

Receivable from affiliates:
  Income taxes                                                                 $294               $   71
  Other                                                                          19                   28

                                                                               $313               $   99

Payable to affiliates - other                                                  $975               $  -


NOTE 7 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                         1993                1994
                                                                                   (IN THOUSANDS)
Intangible assets:
  Goodwill                                                                    $ 5,500             $ 5,374
  Franchise fees                                                                7,257               6,557
  Other                                                                         8,323               7,836

                                                                              $21,080             $19,767
Other assets:
  Deferred financing costs                                                    $ 4,189             $ 3,641
  Prepaid pension cost                                                          3,899               4,452
  Property held for sale                                                        3,810               4,036
  Other                                                                           225                  68

                                                                              $12,123             $12,197

NOTE 8 - PROVISION FOR INCOME TAXES:

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                         1993           1994
                                                                                          (IN MILLIONS)

Expected tax expense at 35%                                                             $12.0          $12.4
Non-U.S. tax rates                                                                       (1.0)          (1.4)
Incremental U.S. tax on non-U.S. earnings                                                 2.4            1.5
State income taxes and other, net                                                          .6             .5

                                                                                        $14.0          $13.0

NOTE 9 -     COMMITMENTS AND CONTINGENCIES:

    At September 30, 1994, the estimated cost to complete capital projects in process approximated $9 million, principally $5 million related to an expansion of Medite's medium density fiberboard plant in Ireland and $3 million for new Sybra stores. Medite's Irish subsidiary has entered into certain currency forward contracts to hedge exchange rate risk on the equivalent of approximately $3 million of equipment purchase obligations denominated primarily in Deutsche marks. At September 30, 1994, the fair value of such currency contracts approximated the contract value.

    Medite has entered into interest rate swap agreements to effectively convert $26 million of term debt due 1998 to 2000 from a LIBOR-based floating rate to fixed interest rates averaging 7.6%. At September 30, 1994, the estimated fair value of such swap agreements was $2 million, which represents the estimated payment Medite would receive if the swap agreements were terminated at that date.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

GENERAL

    Operating earnings in 1994 were almost one-third above 1993 levels as the Company's operating income margin increased to 17% from 14% in 1993. The improved earnings and margins, driven primarily by the forest products segment, are discussed below. The operating earnings improvements more than offset the higher interest expense resulting from the Company's recapitalization completed during the third and fourth quarters of 1993, and net income for the third quarter increased 39%, to $9 million, and increased 10%, to $22.3 million, for the nine-month period.

FOREST PRODUCTS

                                                Three months ended                Nine months ended
                                                   September 30,       %             September 30,        %
                                                 1993       1994     Change        1993       1994     Change
                                                  (In millions)                     (In millions)
Net sales:
  Medium density fiberboard                      $29.2      $34.2     +17%        $ 82.4       $97.7    + 19%
  Solid wood products                             19.2       15.7     -18%          50.5        46.2    -  9%
  Eliminations                                     (.2)       (.3)                  (1.2)        (.9)

                                                 $48.2      $49.6     + 3%        $131.7      $143.0    +  9%

Operating income:
  Medium density fiberboard                      $ 3.9      $ 7.2     +87%        $  9.5       $20.2    +114%
  Solid wood products                              2.9        3.6     +20%          10.1         7.3    - 28%

                                                 $ 6.8      $10.8     +58%        $ 19.6       $27.5    + 40%

Operating income margins:
  MDF                                            13.3%      21.2%                  11.5%       20.7%
  Solid wood                                     15.5%      22.7%                  20.1%       15.8%
    Total                                        14.2%      21.8%                  14.9%       19.2%


    Medium density fiberboard. The significant improvements in MDF earnings and margins were primarily price-driven, with average selling prices up 22% for the quarter and up 17% for the first nine months of 1994. Sales of higher-priced specialty MDF products have continued to increase and represented 31% of MDF sales dollars in the first nine months of 1994, up from 22% during the 1993 period. While per-unit wood fiber costs have increased only slightly, resin cost increases have added about 5% to aggregate MDF cost of sales in 1994.

    Medite's primary strategic focus is to continue its expansion in the growing market for MDF, including further penetration of higher-margin specialty MDF markets. Medite's MDF plants have been operating at a very high rate of capacity. The expanded Irish plant, which will increase Medite's total MDF capacity by about 25%, is expected to produce marketable product in the fourth quarter and to be fully operational by early 1995.

    Solid wood products. Medite actively manages its timber resources and varies its manufacture of wood products such as lumber and veneer, and emphasizes or de-emphasizes the direct sale of logs, depending upon market conditions. Solid wood sales and earnings fluctuations were in large part a result of market-based volume decisions made by the Company, including reducing the volume of logs offered for sale during 1994 and curtailing veneer and lumber production during a portion of the second and third quarters of 1994.

    Solid wood earnings in 1994 were aided by lower average log costs (resulting primarily from a change in mix of timber sources) while earnings in early 1993 were aided by higher volumes related to reductions in certain inventories following the closure of Medite's plywood operations in January 1993.

HARDWARE PRODUCTS

                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $16.2      $17.0     +5%          $46.6       $52.5    +13%
Operating income                                   4.2        4.6     +9%           11.2        14.7    +31%

Operating income margin                          26.2%      27.4%                  24.1%       28.1%

    Sales, operating income and margins all improved as volumes increased in each of the three major product lines (locks, computer keyboard support arms and drawer slides). Keyboard support arm sales were up 15% and accounted for about one-fourth of year-to-date hardware product sales. National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its keyboard support and drawer slide lines.

FAST FOOD

                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                                 1993       1994    % Change       1993       1994    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $28.0      $28.6     +2%          $81.4       $82.9     +2%
Operating income                                   2.2        2.2     -4%            6.2         6.1     -3%

Operating income margin                           7.8%       7.3%                   7.6%        7.3%

Arby's restaurants operated:
  At end of period                                 158        159     +1%            158         159     +1%
  Average during the period                        158        159     +1%            159         158     -1%

    Aggregate fast food results were comparable to last year as new store sales more than offset sales of stores closed. Comparable store sales were up about 1% year-to-date and were down nominally during the third quarter. The fast food industry is very competitive. The increased usage of lower-margin value-priced sandwiches, the market responsive introduction of higher cost new menu items and the training costs associated with the increased number of new stores opened have slightly dampened operating margins.

OTHER

    Corporate and other, net in 1993 consists of the previously reported business unit disposition gain resulting from a change in estimate of the loss accrued in 1992 related to the closure of Medite's plywood operations.

    Interest expense increased principally due to higher debt levels resulting from the Company's 1993 recapitalization. Approximately $137 million of the Company's long-term debt (two-thirds of amounts outstanding at September 30, 1994) bears interest at fixed rates averaging 9.2%. The average interest rate on floating rate borrowings outstanding at September 30, 1994 was 7.1%.

    Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings can result in fluctuations in the Company's consolidated effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

    Operating activities. Changes in assets and liabilities result primarily from the timing of production, sales and purchases and generally tend to even out over time. Semi-annual interest payments on the Valcor Senior Notes began in May 1994 and accounted for about two-thirds of the $7.2 million comparative increase in cash interest payments.

    Investing activities. Capital expenditures were almost $22 million higher in the 1994 period primarily due to Medite's Irish plant expansion and Sybra's new store expenditures. Total capital expenditures for the fourth quarter of 1994 are estimated at $6 million, principally for these Medite and Sybra programs. Such capital expenditures are expected to be financed primarily from operations or existing credit facilities. Capital budgets for 1995 have not yet been finalized, however capital spending is expected to be lower than in 1994 due to completion of the Irish MDF project.

    Financing activities. Net borrowings were $6 million in 1994, including $12 million of project financing for Medite's Irish plant expansion. Net borrowings totaled $57 million in the 1993 period and were used principally to pay a $60 million dividend to Valhi as part of the Company's recapitalization.

    At September 30, 1994, unused credit available under existing facilities approximated $51 million. Medite's $15 million U.S. revolving bank credit agreement was recently extended one year to September 1996, and its $12 million Irish revolving credit agreement was extended to April 1995.

OTHER

    Forest Products. As discussed above, the expansion of Medite's Irish MDF plant will increase plant capacity by approximately 75% and increase its worldwide MDF production capacity approximately 25%. Medite is evaluating other long-range strategic opportunities to further expand its worldwide MDF production capacity.

    Hardware Products. National Cabinet Lock's major plants are operating at a high rate of capacity and capital spending continues to address market demands. In this regard, a new $1.8 million plating line designed to increase capacity, reduce costs and improve quality in the Canadian drawer slide line is expected to be completed before year-end. The Company continues to explore additional expansion opportunities for its high-margin hardware products.

    Fast Food. Sybra opened four new Arby's restaurants during the first nine months of 1994 with three more to open by year-end. Sybra's required new store opening schedule under its Development Agreement with Arby's, Inc. includes eight stores in 1995 and an additional 13 stores by various dates through 1997. Sybra currently anticipates that its expansion program will meet or exceed this schedule. Sybra continually evaluates the profitability of its restaurants, and in this regard closed five stores early in 1994 and may close five to seven stores in late 1994 or early 1995.

    The parent company of Arby's, Inc. has announced that it is acquiring the Long John Silver's seafood chain and that it may make dual-branding available to franchisees of both chains. The Company may consider such concept when available.

    General corporate. Valcor's operations are conducted through its wholly-owned subsidiaries and its long-term ability to meet its obligations (principally debt service on the 9 5/8% Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various credit agreements to which Valcor's subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow; however the Company believes that distributions from subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor has not guaranteed any indebtedness of its subsidiaries.

    Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the indenture governing the 9 5/8% Senior Notes. At September 30, 1994, $3.7 million was available for dividends, which dividends the Company currently expects to pay.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the nine-month period ended September 30, 1994.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1994 and the month of October 1994:

        July 28, 1994    - Reported Items 5 and 7.
        October 25, 1994 - Reported Items 5 and 7.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                VALCOR, INC.
                                               (Registrant)



Date   October 31, 1994               By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   October 31, 1994               By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                VALCOR, INC.
                                               (Registrant)



Date   October 31, 1994               By
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   October 31, 1994               By

                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)