Form 10-K
period 1994-12-31
VALCOR INC
filed 1995-03-20
CIK 905894

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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



SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        None.


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

        None.


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X   NO


THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(A) AND (B) OF FORM 10-K FOR REDUCED DISCLOSURE FORMAT.


DOCUMENTS INCORPORATED BY REFERENCE:

        None.
                              (INSIDE FRONT COVER)

    (Chart showing (i) Valhi's 100% ownership of Valcor and (ii) Valcor's 100% ownership of Medite Corporation, National Cabinet Lock, Inc. and Sybra. Inc.)

                                     PART I

ITEM 1.   BUSINESS

GENERAL:

    Valcor, Inc., based in Dallas, Texas, is engaged in the building products, hardware products and fast food industries. Information regarding the Company's business segments and the wholly-owned operating subsidiaries conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 3 to the Consolidated Financial Statements, which information is incorporated herein by reference.


          Building Products               Medite is the world's second
            Medite Corporation            largest producer of medium
                                          density fiberboard ("MDF"), a
                                          wood fiber-based engineered
                                          building board product serving as
                                          a cost effective alternative to
                                          certain traditional timber
                                          products.  With MDF plants in the
                                          United States and Ireland, Medite
                                          has an estimated 13% market share
                                          in North America and a 5% share
                                          in Europe and offers a wide range
                                          of specialty MDF products.
                                          Medite also conducts traditional
                                          timber products operations in
                                          Oregon where it owns 168,000
                                          acres of timberland.

          Hardware Products               National Cabinet Lock is a
            National Cabinet Lock,        leading North American
              Inc.                        manufacturer of low and medium
                                          security locks, computer keyboard
                                          support arms and precision ball
                                          bearing drawer slides for
                                          furniture and other markets.

          Fast Food                       Sybra is the second-largest
            Sybra, Inc.                   franchisee of Arby's restaurants
                                          with approximately 160 stores
                                          clustered principally in Texas,
                                          Michigan, Pennsylvania and
                                          Florida.

    Valcor, a Delaware corporation, is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI). The Company was formed in 1993, and Valhi contributed to the Company the stock of Medite, National Cabinet Lock and Sybra (collectively, the "Combination"). For financial reporting purposes, the Combination was accounted for as a combination of entities under common control in a manner similar to a pooling of interests.

    Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of the Company, Valhi and Contran, and may be deemed to control each of such companies.

BUILDING PRODUCTS - MEDITE CORPORATION:

    Overview. Medite's principal business is the international production and sale of medium density fiberboard. MDF is a fiber-based engineered building board product manufactured primarily from pre-commercial forest thinnings and forest product industry residuals (wood chips, shavings and sawdust) which are bonded together with resins to form a machineable, composite panel. Relative to traditional timber products, MDF has cost-in-use advantages which promote the use of MDF in an increasing variety of applications, including furniture, cabinetry, shop fittings, mouldings, millwork and joinery. According to industry sources, furniture currently accounts for approximately 85% of MDF use in Europe and 55% in the United States.

    Medite sells MDF primarily in North America (48% of 1994 sales) and Europe (43%) and believes that Medite is the world's most recognized MDF trademark. In addition to standard Medite, the Company offers a wide range of specialty MDF products which are sold for higher prices and result in higher operating margins than standard MDF products.

    Medite's MDF production facilities are located in the Republic of Ireland, Oregon and New Mexico. The Company expects a capacity addition completed in late 1994 at Medite's Irish plant will increase its annual production capacity by 15% (to 580,000 cubic meters) in 1995 and ultimately increase it by 25% (to 635,000 M3) by 1998. With the recently completed capacity addition in Ireland, Medite is the world's second largest MDF producer, in terms of rated capacity.

    The Company believes MDF is among the world's fastest growing building board products with increased demand during recent years driven primarily by increasing product substitution principally resulting from (i) MDF product characteristics that have expanded the range of MDF applications, (ii) cost advantages relative to traditional timber products, (iii) the development of specialty MDF products satisfying specialized customer requirements and (iv) increased environmental awareness.

    Medite's strategy consists of the following components: (i) continue to focus on MDF; (ii) strive to remain at the forefront of developing higher margin specialty MDF products; (iii) continue to focus on developing new commercial uses for MDF, including applications in cabinetry, joinery, millwork and mouldings; (iv) continue to seek to expand its MDF operations through acquisitions, strategic joint ventures and capacity additions; and (v) manage its fee timber resources on a longer-term sustainable basis and seek to maximize the operating contribution of its harvested timber.

    In addition to its MDF operations, Medite owns 168,000 acres of timberland in Southern Oregon containing approximately 660 million board feet ("MMBF") of generally second growth merchantable timber and produces and sells traditional timber products including logs, lumber, veneer and wood chips. Medite actively manages its fee timberlands, which have become an increasingly valuable resource as the volume of timber offered for sale in the Pacific Northwest by U.S. government agencies has declined substantially in recent years.

    In March 1995, Medite filed a Registration Statement with the Securities and Exchange Commission for a proposed public offering of approximately $100 million of its common stock, which Registration Statement has not yet become effective. If such offering is completed, Valcor's ownership of Medite would be reduced by approximately one-third. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    MDF products. Medite's standard MDF product, Medite, was first introduced in 1975 and is produced exclusively for interior applications such as furniture, shelving, door frames, cabinet doors and interior paneling. In 1994, standard Medite accounted for approximately 72% of Medite's total MDF sales dollars, with specialty products, described below, accounting for 28%.

    Medex, designed for exterior applications, is used in facade application on storefronts, decorative shop fronts in many areas in Europe, counter tops, doors and window sills. Medite believes that it is currently the leading exterior grade MDF producer in the world. Medex, first produced in 1987, accounted for 8% of 1994 MDF sales.

    Medite 313 is a specialty MDF product designed for interior applications that involve high-humidity environments, such as bathroom and kitchen cabinetry and mouldings. Medite 313 was introduced in 1987 and accounted for 13% of 1994 MDF sales. Principal markets for Medite 313 have been in the U.K. and Ireland.

    Medite FR, developed by Medite primarily to address strict building code requirements in Europe for flame/fire resistance, meets Class 1 flame-retardant guidelines in France and Germany. Medite FR, first produced in 1989, accounted for 4% of 1994 MDF sales.

    Medite II was developed by Medite in 1991 to meet the market need for a low formaldehyde-content MDF product for use in sensitive interior applications such as schools, museums and hospitals. Medite II is produced without the introduction of formaldehyde based resins (bonding agents) and additives.
Medite believes it is a leader in the production of interior MDF that does not utilize resins containing formaldehyde. Medite II accounted for 3% of 1994 MDF sales.

    MDF production facilities and raw materials. Medite believes it is one of only a relatively small number of MDF manufacturers in the world with the technology and expertise to currently produce specialty MDF products, such as exterior grade, moisture resistant and fire retardant MDF. Medite uses two different press technologies in completing its finished MDF products. Multiopening presses, used at all of Medite's facilities, are more efficient in producing thicker MDF (16 to 30 millimeters) while a continuous line press is more efficient in producing thin board MDF (three to 15 millimeters). Medite operates a continuous press at its Irish MDF plant.

    Medite's Clonmel, Republic of Ireland MDF plant produces standard and specialty MDF products under the ISO 9000 quality management certification. A $31 million expansion was completed in the fourth quarter of 1994, raising future production capacity to 300,000 M3. Production during 1994 (excluding the new continuous press production line) amounted to approximately 160,000 M3 (approximately 100% of the capacity of the original production line). Approximately 40% of 1994 Clonmel production consisted of specialty MDF products. Medite believes this plant is the only MDF facility in the world that operates both a multiopening and continuous press in one location, making it unique in its ability to offer to its customers high quality products in the full range of MDF thicknesses (from three to 30 millimeters). Medite has what it considers to be an attractive long-term supply contract with the Irish Forestry Service, pursuant to which Medite has a reliable, fixed price supply of pre-commercial thinnings from Irish forests. These and other private sources of pre-commercial thinnings accounted for approximately one-half of the Clonmel plant's fiber raw materials in 1994. The balance of fiber requirements are provided by wood chips acquired from local sawmill operators, which Medite believes will be available in adequate supply due to the continuing development of the Irish forest products industry. In 1994, approximately 50% of Medite's Irish production was sold in the United Kingdom, with 18% sold within Ireland and the balance sold primarily in other Northern European countries.

    Production at the Oregon MDF plant during 1994 was approximately 94% of its 175,000 M3 capacity, with standard Medite accounting for approximately 84% of production. The primary fiber sources are wood chips, shavings and sawdust, almost all purchased from sawmills located in close proximity to the plant at spot market prices.

    While the Irish and Oregon MDF plants were built by Medite, the New Mexico MDF plant was built by a third party and purchased by Medite in 1989.
Production at the New Mexico plant during 1994 was approximately 93% of its 160,000 M3 capacity, substantially all of which was standard Medite product.
The primary fiber sources are wood chips, shavings and sawdust produced within a 150-mile radius of the plant, most of which are purchased pursuant to short-term purchase contracts. Increasingly, however, fiber has been acquired from the "urban forest" (sawdust and shavings produced from shipping crates, pallets and recycled lumber). In 1994, these "post-consumer" fiber sources comprised approximately 14% of the New Mexico plant's fiber supply.

    Through its Oregon fee timberlands, its long-term wood supply agreements with the Irish Forestry Service and other sources, Medite believes it has access to adequate fiber supplies to meet current and expected operating needs for its existing facilities. However, Medite anticipates increasing competition for wood fiber in future years and, accordingly, there can be no assurance that long-term future fiber supply will be adequate, with respect to quantity and price, to maintain Medite's recent MDF margins or to provide for future capacity expansion.

    Medite purchases urea formaldehyde resins for standard MDF products from suppliers located in close proximity to its plants. Resins for U.S. specialty MDF products are purchased primarily from suppliers in Texas and Louisiana with resins for specialty MDF products produced in Ireland purchased primarily from U.K. suppliers.

    Traditional timber products - products, operations and properties. Medite produces and sells lumber used in residential and commercial construction, and veneer which is used in the production of plywood and laminated veneer lumber ("LVL"), and wood chips, which are a basic raw material for the MDF and paper industries. Logs harvested from Medite's fee timberlands are utilized in the production of lumber, veneer and wood chips. Certain sizes and species of logs harvested by Medite that are not used in its manufacturing operations are sold to other mills in the Northwest.

    Medite owns approximately 168,000 acres of timberland, including 77,000 acres added since Medite was acquired by Valhi in 1984. Medite's timberlands contain approximately 660 million board feet of generally second growth merchantable timber. The dominant species is Douglas Fir and the average annual timber growth rate is approximately 4%. Medite's timber holdings are within close proximity to its Oregon production facilities and are in relatively accessible terrain.

    Medite produces veneer in Rogue River, Oregon and stud lumber in White
City, Oregon. Annual capacities of these plants are 80,000 square feet (3/8" basis) of veneer and 70,000 board feet of lumber plus a combined annual wood chip capacity of 70,000 bone dry units. The Rogue River plant, completed in late 1993 to replace a similar facility destroyed by fire in June 1992, is designed to process cull (defective) logs from throughout the Southern Oregon area and the smaller second-growth timber expected to be available from Company-owned timberlands on a longer-term basis. Veneer from this plant is sold to the LVL industry as well as to traditional soft-wood and hardwood plywood products manufacturers. The White City mill produces primarily 2x4 studs, used in residential construction in California, from small logs and "peeler cores", a by-product of veneer conversion facilities.

    Distribution and sale of products. Medite's manufactured products are sold primarily to wholesalers of building materials. Medite's MDF major markets include the United Kingdom, Northern Europe and the Republic of Ireland; West and Central United States; the Pacific Rim and Mexico. In 1994, approximately 48% of Medite's total MDF sales were in North America with 43% in Europe (21% in the United Kingdom). U.S. distribution is primarily by rail and common carrier trucking, while most Irish production is shipped by containerized ocean cargo.

    Manufactured traditional timber products are sold primarily in Western U.S. markets. Logs are sold primarily to other Oregon mills. Although logging operations are seasonal due to inclement weather conditions during winter and spring months, the production and sale of manufactured products is not particularly seasonal in nature.

    Medite's operations are not dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. Medite's ten largest customers accounted for about one-fourth of sales in each of the past three years. Reflecting Medite's evolving MDF focus, six of the ten largest 1994 customers were primarily MDF customers, up from five in 1993 and two in 1992.

    Cyclicality. Demand for Medite's MDF products is in part derived from the general level of economic activity in the principal markets served by Medite (North America and Europe). Economic activity in these markets is currently expanding but as recently as 1991 was at one of its lower levels since World War

II. In contrast to demand for MDF, demand for Medite's traditional timber products is largely influenced by new U.S. construction, which is highly cyclical in nature. Medite believes that demand for its MDF products is significantly less cyclical than demand for its traditional timber products due to more geographically dispersed production and markets, the wide range and relative diversity of MDF applications, the overall growth in MDF unit demand and Medite's broad range of specialty MDF products. Nonetheless, Medite expects its future operating performance will be affected in part by both general and industry specific economic conditions, some of which are cyclical in nature.

    Competition. Medite operates in highly competitive industries. Within the MDF segment of its business, Medite competes on the basis of quality, product breadth, customer service and price. In the traditional timber products business, Medite competes primarily on the basis of price. Transportation costs generally limit the geographic markets in which Medite's and its competitors' products are sold.

    Medite's MDF operations compete in North America principally with a number of producers of MDF and other composite board products such as particle board, and in the Pacific Rim with Australian, New Zealand and other U.S. manufacturers. In Europe, Medite competes principally with other European Union producers. The cost of shipping products, which is borne by the customer, is significant and Medite may operate at a competitive disadvantage relative to certain other producers who are located closer to certain markets. In addition, some of Medite's competitors may possess greater financial resources, including in some cases the financial support of the governments of the countries in which such competitors are located. Due to periodic declines in the value of the U.S. dollar relative to other currencies, Medite's operations in Ireland have also experienced periodic competition from North American producers.

    Recently, global demand for MDF has exceeded availability and numerous producers, including Medite, have placed customers on allocation. High MDF operating rates and increasing product prices, coupled with favorable forecasts for increasing MDF demand, are expected to attract additional competition. A survey by Wood Based Panels International, an MDF industry trade publication, projects worldwide capacity increases of 15% through 1996, which could outstrip demand growth and result in excess MDF production capacity in certain regional markets. Historically, due to the technological difficulties traditionally encountered with new MDF manufacturing facilities that generally adversely impact their effective operating rates, announced MDF capacity additions may be delayed or deferred and effective production levels can be significantly below forecasted "nameplate" capacity. In addition, Medite believes its specialty MDF products provide it with a certain degree of insulation from the competitive effects of future MDF capacity additions.

    Medite's traditional timber products operations compete primarily with numerous other producers in the Pacific Northwest, Canada and, increasingly, the Southern United States. While Medite's fee timber is a valuable resource which aids its ability to control product costs, other companies with greater supplies of fee timber may have a competitive product cost advantage.

    Environmental matters and governmental regulation. Medite's MDF and traditional timber products manufacturing operations are subject to numerous national, state and local laws and regulations relating to, among other things, raw materials handling, production procedures, operating environment, emissions and waste disposal, air and water quality, worker and product safety and protection of the environment generally. As Medite engages in manufacturing activities in the United States and Europe, it must at times contend with differing regulatory standards and requirements. Medite believes that it is in material compliance with all such existing regulations and does not believe that future expenditures to comply with such regulations will be material. There can be no assurance, however, that new or more rigorous regulations affecting Medite's products or manufacturing operations will not be adopted or that future expenditures to comply with any such regulations would not be material.

    Medite's traditional timber products operations are subject to a variety of Oregon and federal laws and regulations dealing with timber harvesting, reforestation and endangered species. The Northern Spotted Owl is currently designated as a threatened species under the Endangered Species Act ("ESA"). Generally, habitat for these owls is found in old growth timber stands, and not in Medite's predominantly second growth timber. Consequently, the Northern Spotted Owl's ESA status has not to date had, and, Medite believes, will not in the future have, a material adverse effect on its timber harvesting practices.
A 1994 amendment to the Oregon Forest Practices Act imposed more restrictive regulations on the harvest of timber near rivers and streams, including intermittent stream beds. Medite believes that this amendment will not materially impact its ability to harvest timber from its timberlands. There can be no assurance, however, that future legislation or governmental regulations will not adversely affect Medite or its ability to harvest timber and sell logs in the manner currently contemplated.

    Urea formaldehyde resin is used as a binding agent in the production of standard MDF products. Formaldehyde, which also occurs naturally in wood and other natural resources, is listed as a "suspected" carcinogen by the U.S. federal government based upon results of laboratory studies performed using maximum tolerated doses. While Medite's MDF products that contain urea formaldehyde resins currently meet applicable regulations, there can be no assurance that the MDF industry, including Medite, will not be compelled to reduce or even eliminate the use of urea formaldehyde resins in the future. As Medite is currently manufacturing a "formaldehyde-free" MDF product (Medite II), Medite believes that the adverse impact of any such changes on it would be less than for certain competitors.

    Medite's MDF manufacturing operations also release formaldehyde into the atmosphere as a waste by-product. These emissions have been targeted for increasingly stringent regulation under the U.S. Clean Air Act, although final regulations for emissions are not scheduled to be promulgated by the Environmental Protection Agency until 1997. While Medite currently meets air emission permit requirements at all of its MDF operating facilities, it cannot predict what, if any, future pollution control technology may be required. The cost of any such technology could be significant in the years in which it might, in the future, be required to be installed.

    Trademarks and patents. Medite believes that the patents it holds for MDF products and production processes are important to its MDF business. Medite's major MDF trademarks, Medite and Medex, are protected by registration in the United States and certain other countries. Medite also has a non-exclusive worldwide license relating to application of resins in the manufacture of Medex and a patent on the apparatus and method of manufacture of Medex.

    Employees. As of December 31, 1994, Medite employed approximately 710 persons including 510 in the U.S. and 200 in Europe. Approximately 30% of U.S. employees and 70% of non-U.S. employees were represented by various labor unions. The collective bargaining agreements related to its veneer plant, its Irish MDF plant and its Oregon MDF plant expire in June 1996, March 1997 and September 1997, respectively. Medite believes that its labor relations are satisfactory.

    Risk of loss from fire or other casualties. Medite assumes substantially all risks of loss from fire and other casualties on its timberlands, as do the owners of most other timber tracts in the United States. Consistent with the past practices of Medite and most other U.S. timber owners, Medite does not maintain fire insurance in respect of standing timber. Medite is a participant with state agencies and other timberland owners in cooperative fire fighting and aerial fire surveillance programs. The extensive roads on Medite's acreage also serve as fire breaks and facilitate implementation of fire control techniques and utilization of fire fighting equipment. Medite's various timber tracts are also somewhat geographically dispersed, which also reduces the possibility of significant fire damage. The only forest fire on Medite's timberlands of any significance during the past five years occurred in July 1994 and resulted in damage to approximately 1,200 acres, which were salvaged with minimal loss.

    Medite's production facilities are susceptible to fire because of the nature of their operations, and in 1992 the Rogue River veneer mill was completely destroyed by fire. To reduce the risk of significant fire damage, Medite's present facilities employ sophisticated fire monitoring and detection systems. The Company also maintains property and business interruption insurance to mitigate potential risk of loss arising from fires or other casualty losses.

HARDWARE PRODUCTS - NATIONAL CABINET LOCK, INC.:

    Products, operations and properties. National Cabinet Lock manufactures low and medium-security locks, precision ball bearing drawer slides, computer keyboard support arms and other components for furniture and a variety of other applications. Lock products accounted for approximately 40% of the Company's hardware products sales in 1994 with drawer slides constituting 34% and keyboard arms 26%. Locks are produced by National Cabinet Lock in Mauldin, South Carolina, and in Mississauga, Ontario. Drawer slides and keyboard support arms are produced in Kitchener, Ontario under the Waterloo Furniture Components name. The Company believes its hardware products compete in relatively well-defined niche markets and that it is (i) the largest U.S. cabinet lock producer, (ii) the largest Canadian producer of drawer slides and (iii) the largest supplier of computer keyboard support arms to the North American office furniture manufacturing market.

    Purchased components, including zinc castings, are the principal raw materials used in the manufacture of latching and security products. Strip steel is the major raw material used in the manufacture of drawer slides and keyboard arm products. These raw materials are purchased from several suppliers and are readily available. The cost of zinc, copper and steel increased throughout 1994 as general economic activity has increased, and such costs have continued to rise into 1995. There can be no assurance that any future raw material cost increases can be fully recovered through product price increases.

    Strategy. National Cabinet Lock seeks to maintain its relatively high margins through improved manufacturing efficiency and cost control, development of specialty, higher margin products focused on niche markets and engineered to customer specification and by capitalizing on future opportunities that may emerge with targeted original equipment manufacturers. In this regard, the newly developed patented Swinglift work surface arm and ISL (integrated slidelock) drawer slide are expected to be important contributors to future sales volume growth. The Company will also search for synergistic acquisitions or product licensing to expand its product base and seek to expand its established market positions by emphasizing customer service, promoting its distribution programs and seeking greater penetration of the replacement lock market.

    Competition and customer base. Competition in the Company's hardware products markets is based on product features, customer service, quality, distribution channels, consumer brand preferences and price. Approximately 30% of lock sales are made through National Cabinet Lock's STOCK LOCKS distribution program, a program believed to offer a competitive advantage because delivery generally is made within 72 hours. Most remaining lock sales are to original equipment manufacturers' specifications. Precision ball bearing drawer slides and computer keyboard support arms are produced in Canada under the Waterloo Furniture Components tradename. The primary market for these products are office furniture manufacturers in the United States and Canada. National Cabinet Lock markets its products primarily through its own sales organization as well as select manufacturers' representatives.

    The Company's major competitors include Chicago Lock, Hudson Lock and Fort Lock (locks), Accuride and Hettich/Grant (drawer slides) and Weber Knapp and Jacmorr (computer keyboard support arms). National Cabinet Lock also competes with a large number of other manufacturers, and the variety of relatively small competitors generally makes significant price increases difficult. National Cabinet Lock does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. National

Cabinet Lock's ten largest customers accounted for about one-third of its sales in each of the past three years, with the largest customer less than 10% in each year. In 1994, seven of the ten largest customers were located in the U.S. with three in Canada. Of such customers, nine were primarily purchasers of Waterloo Furniture Components' products and one was a U.S. lock customer.

    Patents and trademarks. National Cabinet Lock holds a number of patents relating to its hardware products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock, STOCK LOCKS and Waterloo Furniture Components, which the Company believes are well recognized in the hardware products industry.

    Employees. As of December 31, 1994, National Cabinet Lock employed approximately 640 persons, of which 240 were in the United States and 400 were in Canada. Approximately 60% of Canadian employees are covered by a three-year collective bargaining agreement expiring February 1997. National Cabinet Lock believes that its labor relations are satisfactory.

    Regulatory and environmental matters. The Company's hardware products operations are subject to various federal, state, provincial and local provisions regulating, among other things, worker and product safety and protection, the discharge of materials into the environment and other environmental protection matters. National Cabinet Lock believes it is in substantial compliance with existing permits and regulations and does not believe future expenditures to comply with these regulations will be material.

FAST FOOD - SYBRA, INC.:

    Products and operations. Sybra (Arby's spelled backwards) operates approximately 160 Arby's restaurants clustered in four regions, principally in Michigan, Texas, Pennsylvania and Florida, pursuant to licenses with Arby's, Inc. According to information provided by Arby's, Sybra is the second-largest franchisee in the Arby's restaurant system based upon the number of restaurants operated and gross sales. Arby's is a well-established fast food restaurant chain and features a menu that highlights roast beef sandwiches along with a variety of chicken sandwiches and products, deli sandwiches, potato products and soft drinks. Arby's represents a niche segment of the fast food restaurant industry.  Arby's current advertising campaign includes the slogan "Go West....,
It's Better Out Here" and emphasizes the Arby's western hat logo.

    Sandwich category items have accounted for over 60% of Sybra's total sales during the past few years. New product development is important to the continued success of a restaurant system, and Sybra has introduced several new menu items in recent years including chicken fingers, chicken, submarine and alternative roast beef sandwiches, curly fried potatoes and desserts. Sybra's menu has evolved whereby roast beef accounts for approximately two-thirds of sandwich sales compared to 80% five years ago.

    Sybra's 162 Arby's restaurants at the end of 1994 represent a net increase of 103 stores from the 59 Arby's restaurants Sybra operated when it was acquired in 1979 by a predecessor of Valhi. Sybra has also remodeled over 35 stores during the past five years. Sybra currently expects a net increase of two to three stores in 1995, as it plans to open eight to ten new restaurants within its existing regions and to close five to seven stores. The first new restaurants in 1995 are scheduled to open in March, with five stores closed or to be closed during the first quarter. During the past three years, 13 of the 14 new restaurants opened were free-standing stores as are all of the new stores planned for 1995. Sybra continuously evaluates its individual restaurants and closes unprofitable stores when considered appropriate.

    Strategy. Given the extremely competitive environment in which Sybra operates, Sybra will (i) continue its strong emphasis on operational details,
(ii) routinely review the profit contribution of each restaurant with a view toward closing those stores which do not meet expectations; and (iii) continue to follow its "clustering" concept in opening new stores in order to capitalize on the economies of scale realized in management and advertising as a result of geographic proximity. Sybra's development rights with Arby's in the Dallas/Ft. Worth, Texas and Tampa, Florida areas, discussed below, provide future growth opportunities consistent with Sybra's store clustering concept. New stores are likely to be free-standing restaurants, which the Company has found generally to yield a greater rate of return, and most stores likely to be closed will be mall units. Sybra also plans to continue to increase market share in its geographic markets through periodic promotions including the introduction of innovative menu items to complement its main product offerings.

    Properties. At the end of 1994, Sybra operated 162 Arby's restaurants of which 57 were in its Southwestern Region (Texas), 52 in the Northern Region (principally Michigan), 32 in the Eastern Region (Pennsylvania and Maryland/ Virginia) and 21 in the Southeastern Region (Florida).

    Of the 162 stores operated at the end of 1994, 121 were free-standing stores and the remaining 41 are located within regional shopping malls or strip shopping centers. Sybra leases 109 locations and owns the remainder. Lease terms vary with most leases being on a long-term basis and providing for contingent rents based on sales in addition to base monthly rents. At the end of 1994, approximately 90% of the leases of free-standing locations contain purchase options at fair market values and/or various renewal options. During the next five years, 29 free-standing leases and 33 mall or food court leases will expire. In most cases, Sybra expects that leases could be renewed or replaced by other leases, although rental rates may increase. Contingent rentals based upon various percentages of gross sales of individual restaurants were less than 10% of Sybra's total rent expense in each of the past three years. Sybra also leases corporate or regional office space in five states.

    Sybra has a Consolidated Development Agreement ("CDA") with Arby's, Inc. which, as revised in 1994, provides Sybra with exclusive development rights within certain counties in the Dallas/Fort Worth, Texas area, and provides Sybra and Arby's with joint development rights in the Tampa, Florida area. Sybra is required to open an aggregate of 31 stores in its existing regional markets during the five year term (1993 - 1997) of the CDA. Sybra had opened ten stores pursuant to the CDA through December 31, 1994, is required to open eight more stores in 1995 and is required to open 13 additional stores by various dates through 1997. Sybra currently expects its expansion program will meet or exceed this schedule. Sybra does not have any other territorial or development agreements which would prohibit others from operating an Arby's restaurant in the general geographic markets in which Sybra now operates.

    Food products and supplies. Sybra and other Arby's franchisees are members of ARCOP, Inc., a non-profit cooperative purchasing organization. ARCOP facilitates negotiations of national contracts for food and distribution, taking advantage of the larger purchasing requirements of the member franchisees.
Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food supply costs and avoids franchisor conflicts of interest.

    License terms and royalty fees. The 28-year relationship between Sybra and Arby's, Inc. has been governed principally by licenses relating to each restaurant location. Generally, such franchise agreements require that Sybra comply with certain requirements as to business operations and facility maintenance. Currently, Sybra pays an initial franchise fee of $25,000 and a royalty rate of 4% of sales for a standard 20-year license. Because some of Sybra's licenses were issued at times when license terms were perpetual and lower royalty rates were in effect, 44% of Sybra's franchise agreements have no fixed termination date and royalties for all locations aggregated 2.6% to 2.8% of sales in each of the past three years. Sybra's average royalty rate is expected to increase over time as new stores are opened or existing 20-year licenses are renewed at then-prevailing royalty rates. The first of Sybra's 20-year licenses expires in 2003.

    In 1993, there was a change in the ownership of the controlling interest in Triarc Company, the parent company of Arby's, Inc. Sybra believes that the new ownership of Triarc is a positive development for the Arby's system.

    Advertising and marketing. For the past several years, Sybra has directed about 71/2% of its total restaurant sales toward marketing. All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (up to 1.2%) of their gross revenues as dues to AFA. In return, AFA provides franchisees creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. Although Arby's, Inc., as an operator of Arby's restaurants, is a member of AFA, the direction and management of AFA is principally controlled by the member franchisees. Sybra and other franchisees currently contribute .7% of their gross revenues to AFA. In addition to the AFA contribution, Sybra devotes approximately 3% of its restaurant sales to coupon sales promotions, including the direct cost of discounted food, and newspaper and direct mail inserts, and approximately 3.5% of its restaurant sales to local advertising, including outdoor advertising and electronic media.

    Competition and seasonality. The fast food industry is extremely competitive and subject to pressures from major business cycles and competition from many established and new restaurant concepts. According to industry data, there is a significant disparity in the revenues and number of restaurants operated by the largest restaurant systems and the Arby's system. As a result, some organizations and franchised restaurant systems have significantly greater resources for advertising and marketing than the Arby's restaurant system or Sybra, which is an important competitive factor. Sybra's response to these competitive factors has been to cluster its stores in certain geographic areas where it can achieve economies of scale in advertising and other activities.

    Operating results of Sybra's restaurants have historically been affected by both retail shopping patterns and weather conditions. Accordingly, Sybra historically has experienced its most favorable results during the fourth calendar quarter (which includes the holiday shopping season) and its least favorable results during the first calendar quarter (which includes winter weather that can be adverse in certain markets).

    Employees. As of December 31, 1994, Sybra had approximately 4,300 employees, of which 3,700 were part-time employees. Approximately 4,200 employees work in Sybra's restaurants with the remainder in its corporate or regional offices. Employees are not covered by collective bargaining agreements and Sybra believes that its employee relations are satisfactory.

    Governmental regulation. A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently are approximately 28% of sales.
The increase in the minimum wage rate being considered by the current session of Congress and any mandatory medical insurance benefits to part-time employees would increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra will be able to increase sales prices to offset future increases, if any, in these costs.

    Various federal, state and local laws affect Sybra's restaurant business, including laws and regulations relating to minimum wages, overtime and other working conditions, health, sanitation, employment and safety standards and local zoning ordinances. Sybra has not experienced and does not anticipate unusual difficulties in complying with such laws and regulations.

FOREIGN OPERATIONS:

    The Company has substantial operations and assets located outside the United States, primarily Ireland (Medite) and Canada (National Cabinet Lock). Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Medite maintains a multi-currency revolving credit agreement with borrowings thereunder used to mitigate exchange rate risk on receivables and has in the past used currency forward contracts to eliminate exchange rate fluctuation risk on equipment purchase commitments denominated in foreign currencies. See Note 15 to the Consolidated Financial Statements. The Company does not otherwise engage in currency hedging activities.

ITEM 2. PROPERTIES

    The principal properties used in the operations of the Company are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are adequate and suitable for their respective uses.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various environmental, contractual, product liability and other claims and disputes incidental to its business. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted pursuant to General Instruction "J" of Form 10-K.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    All of Valcor's common stock is held by Valhi. The Indenture governing Valcor's 95/8% Senior Notes Due 2003 generally limits dividends or other distributions to Valhi to 50% of the Company's consolidated net income, as defined. Valcor currently expects to continue to pay the dividends permitted by the Indenture, however declaration and payment of future dividends and the amount thereof is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses and other factors deemed relevant by the Company's Board of Directors. See Note 4 to the Consolidated Financial Statements. On March 9, 1995, the Company declared a $2.2 million dividend to Valhi, which amount approximated dividend availability as of December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." For financial reporting purposes, the Combination was accounted for as a combination of entities under common control in a manner similar to a pooling of interests.


                                                                           YEARS ENDED DECEMBER 31,
                                                                    1990     1991     1992     1993    1994
                                                                                 (IN MILLIONS)

INCOME STATEMENT DATA:
  Net sales:
    Building products                                              $197.4   $179.7   $194.8   $174.3  $189.9
    Hardware products                                                52.6     44.8     54.0     64.4    70.0
    Fast food                                                       103.6    101.5    103.8    111.6   115.5

                                                                   $353.6   $326.0   $352.6   $350.3  $375.4

  Operating income:

    Building products                                              $ 22.8   $  8.0   $ 22.0   $ 26.3  $ 36.4
    Hardware products                                                 9.0      7.9     10.7     17.5    20.9
    Fast food                                                         8.6      7.8      8.5      9.7     9.0

                                                                     40.4     23.7     41.2     53.5    66.3
  Other, net                                                          2.7      (.1)     4.0       .4     (.5)
  Interest expense                                                  (11.2)    (8.1)    (5.1)    (6.4)  (17.6)

      Income before income taxes                                     31.9     15.5     40.1     47.5    48.2
  Income taxes                                                       12.2      5.4     15.0     19.2    17.1

  Income before cumulative effect of changes in
   accounting principles                                             19.7     10.1     25.1     28.3    31.1
  Cumulative effect of changes in accounting principles (1)          -        -          .9      -       -

      Net income                                                   $ 19.7   $ 10.1   $ 26.0   $ 28.3  $ 31.1


  Cash dividends (2)                                               $ 23.5   $  7.6   $ 21.1   $148.9  $  9.6



BALANCE SHEET DATA (AT YEAR END):
  Current assets                                                   $ 75.3   $ 62.0   $ 69.0   $ 70.6  $ 90.6
  Total assets                                                      268.3    244.5    256.0    272.5   320.7
  Current liabilities                                                66.8     42.7     50.4     46.7    54.8
  Long-term debt                                                     67.7     61.4     45.1    185.7   201.8
  Stockholder's equity                                              127.2    129.8    134.7     13.9    34.9


[FN]
(1) Relates primarily to income tax accounting. See Note 12 to the Consolidated Financial Statements.

(2) Dividends in 1993 include $135 million paid from proceeds of new long-term borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

OVERVIEW

    Operating and net income improved in each of the past three years as the Company's overall operating income margin increased to 18%, up from 15% in 1993 and 12% in 1992. The improvements in operating earnings and margins were primarily driven by higher volumes and in 1994 by significantly higher average selling prices for MDF, the Company's principal building product. The increase in 1994 interest expense resulted from the Company's recapitalization completed during the last half of 1993. The Company lowered its effective income tax rate in 1994 primarily through improved utilization of foreign tax credits.

BUILDING PRODUCTS

    Results of operations during the past three years have been affected by Medite's ongoing strategy to expand its emphasis on MDF, to increase the relative proportion of higher margin specialty MDF products and to downsize its commodity-type traditional timber products operations.

                                           YEARS ENDED DECEMBER 31,        % CHANGE
                                             1992         1993         1994         1992-93        1993-94
                                                      (IN MILLIONS)
Net sales:
  Medium density fiberboard                   $111.6       $112.1      $134.9        + 0%            +20%
  Traditional timber products                   85.4         63.7        56.1        -25%            -12%
  Eliminations                                  (2.2)        (1.5)       (1.1)


                                              $194.8       $174.3      $189.9        -11%            + 9%

Operating income:
  Medium density fiberboard                   $ 12.1       $ 13.9      $ 27.1        +15%            +95%
  Traditional timber products                    9.9         12.4         9.3        +26%            -25%

                                              $ 22.0       $ 26.3      $ 36.4        +20%            +38%

Operating income margins:
  Medium density fiberboard                    10.8%        12.4%       20.1%
  Traditional timber products                  11.6%        19.5%       16.5%
    Aggregate margin                           11.3%        15.1%       19.1%

MDF sales volume (M3 thousands):
  Specialty products                            28.0         55.4        94.7        + 98%           +71%
  Standard grade                               434.7        419.7       385.7        -  3%           - 8%

                                               462.7        475.1       480.4        +  3%           + 1%

    Medium density fiberboard. Medite's MDF plants have been operating at a high rate of capacity and, consequently, increased volume of higher margin specialty MDF products has displaced production of standard grade MDF. A new production line in Ireland became operational during the fourth quarter of 1994 and is expected to enable Medite to increase both standard and specialty product volumes and to more efficiently produce thin-board MDF. Over the past two years, the increased cost of traditional timber products has led to higher demand for substitute products such as MDF and resulted in MDF operating rates approaching effective capacity. In this environment, MDF prices have increased notably, and Medite's increased emphasis on specialty products has also favorably impacted its average selling prices. At the end of 1994, selling prices of standard MDF products were approximately 27% higher than one year earlier and Medite implemented additional price increases averaging over 4% during the first quarter of 1995. Further 1995 improvement in aggregate MDF prices is currently expected to be influenced primarily by specialty product mix and changes, if any, in raw material costs.

    The significant improvements in MDF sales, operating income and operating income margins in 1994 were driven by both higher selling prices and higher volumes of specialty MDF products. Overall average MDF selling prices were 19% higher in 1994 due to combined effects of a 16% increase in average selling prices of standard MDF products and increased sales of higher-priced/higher-margin specialty products. Average per-unit MDF costs increased approximately 6% in 1994 primarily as a result of higher resin costs (due to increased prices for resins of standard MDF products and the increased use of higher-cost resins associated with specialty MDF products) and higher wood fiber costs. The price of standard MDF resins increased principally due to recent worldwide shortages of methanol, a primary element in resin manufacture. Continued increases in resin costs could hamper margins as there is no assurance that they can continue to be recovered through additional product price increases. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for approximately one percentage point of the increase in average selling prices and less than one percentage point of the increase in per-unit costs.

    MDF sales in 1993, in U.S. dollar terms, were only nominally higher than 1992. The positive effects of higher total volume, higher specialty products volume and selling price increases (in billing currency terms) were substantially offset by fluctuations in currency exchange rates. Average selling prices, in billing currency terms, of standard MDF increased 7% in the U.S. and decreased 3% at the Ireland facility. The decline in average Irish prices was primarily due to lower volumes of cut-to-size standard products. MDF operating income margins improved, however, as currency fluctuations were also a significant factor in the 4% reduction of per-unit MDF costs. The effect of currency fluctuations, along with moderate improvement in operating efficiency in the U.S., more than offset increased per-unit wood and resin costs resulting primarily from higher production of specialty products.

    The U.S. dollar value of Medite's foreign sales and operating costs are subject to currency exchange rate fluctuations which, as noted above, may favorably or adversely impact reported earnings and affect the comparability of operating results. Approximately 30% of Medite's 1994 MDF sales were denominated in currencies other than the U.S. dollar, principally the U.K. Pound Sterling and the European Currency Unit. Medite's Irish operations accounted for approximately 35% of its MDF production in 1994. Fiber, labor and most other production costs in Ireland are denominated principally in Irish punts, while Irish resins are purchased primarily in Sterling. The percentage of non-dollar sales and costs are expected to increase as a result of the additional production capacity recently added to the Irish MDF plant and could, therefore, increase the magnitude of the effect of future currency fluctuations.

    Traditional timber products. Traditional timber products operations for the past three years are not, in certain respects, directly comparable due to the January 1993 closure of Medite's plywood operations (in response to the rising cost and declining availability of government timber in recent years) and the fire at its Rogue River chipping and veneer plant in June 1992, as discussed below. Rogue River chipping operations resumed in July 1993 and veneer operations resumed in January 1994. Medite expects to meet its longer-term timber needs from its own lands and other private sources and does not anticipate acquiring any significant amount of new government timber contracts in the foreseeable future.

    Medite's strategy is to maximize the operating contributions from its fee timberlands by allocating its harvested timber between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. Primarily as a result of market-based volume decisions made by Medite, including a relative reduction in the volume of logs offered for sale and curtailment of veneer and lumber production during a portion of 1994, traditional timber products sales and operating income declined in 1994 relative to 1993. Average sales prices for logs and lumber during 1994 were about 5% higher than during 1993, although year-end 1994 prices were 15% and 25%, respectively, below the averages for the year. Operating income in 1994 was favorably impacted by lower log costs, which on a per unit basis were 18% lower than in 1993. This decrease in average log costs results from the combined effects of log mix (31% of logs obtained from lower cost fee timber in 1994 compared to 22% in 1993) and a $3 million favorable impact of reductions in LIFO log inventories in 1994. The favorable effects of lower log costs on operating income, including the favorable LIFO effect that is not necessarily recurring, were substantially offset by adverse effects of start-up of Rogue River veneer operations in the first half of 1994.

    Average selling prices increased significantly in 1993 over 1992 levels (lumber up 29%; logs up 46%) due primarily to the combined effects of the continuing Pacific Northwest timber shortage, closure of certain competitor operations and increased demand for building products. These factors also significantly increased Medite's timber costs. The average unit cost of logs used in Medite's traditional timber product operations increased about 24% in 1993 following a 28% increase in 1992 due primarily to increases in the cost of timber from government and other sources. Business interruption insurance from the Rogue River fire recognized as a component of operating income ($3.7 million in 1992 and $1.9 million in 1993) had a significant favorable, non-recurring effect on traditional timber product operating income margins in 1992 and 1993 as this income had no associated cost.

HARDWARE PRODUCTS

                                         YEARS ENDED DECEMBER 31,                     % CHANGE
                                          1992          1993          1994          1992-93        1993-94
                                                    (IN MILLIONS)

Net sales                                   $54.0         $64.4         $70.0        +19%            + 9%
Operating income                             10.7          17.5          20.9        +63%            +19%

Operating income margin                     19.8%         27.2%         29.8%


    National Cabinet Lock reported new highs in both sales and operating income in each of 1993 and 1994 as volumes increased in each of its three major product lines (locks, computer keyboard support arms and drawer slides). Keyboard support arms have been the fastest growing product line and were up 18% in 1994, to about one-fourth of total hardware product sales. The Company's principal facilities are operating at a high rate of capacity, and overtime was used throughout 1994 in order to meet market demand.

    National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components support arm and drawer slide lines. National Cabinet Lock currently expects more modest growth in 1995 than in the past two years due to production capacity considerations and certain changes in customer mix. A lock contract with a U.S. Government agency that accounted for approximately 5% of 1994 sales will be completed in about March 1995, and the agency has indicated it has an adequate supply of locks for its remaining 1995 requirements. National Cabinet Lock believes it will be able to compensate through increased sales to other customers.

    Almost two-thirds of the Company's hardware products sales are generated by its Canadian operations. About two-thirds of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. As a result, fluctuations in the value of the U.S. dollar relative to the Canadian dollar favorably impacted operating results in both 1994 and 1993 compared to the respective prior year.

FAST FOOD

                                        YEARS ENDED DECEMBER 31,                      % CHANGE
                                            1992          1993          1994        1992-93        1993-94
                                                    (IN MILLIONS)

Net sales                                  $103.8        $111.6        $115.5        + 7%            +3%
Operating income                              8.5           9.7           9.0        +13%            -6%

Operating income margin                       8.2%          8.6%          7.8%

Arby's units operated:
  At end of year                              160           160           162        -               +1%
  Average during the year                     158           159           159        + 1%             -


    Sales in 1994 were a new Sybra record, with comparable store sales up about 2% in large part because 1994 was a 53-week year. An $800,000 year-to-year increase in store closing costs was a principal factor in the decline in operating income. The fast food industry continues to be very competitive. Despite stable to lower food costs, increased usage of lower-margin value-priced sandwiches and the market responsive introduction of higher cost new menu items have served to dampen operating margins. Any increase in the minimum wage rate would increase labor costs, which currently are about 28% of sales. There is no assurance that any such cost increase could, particularly in the short-term, be recovered through product price increases.

    Improving general economic conditions contributed significantly to a 6% increase in comparable store sales during 1993. Customer traffic increased in part due to certain regional promotions marketed to price-driven consumers with various levels of advertising support.

    Sybra expects to open eight to ten new Arby's restaurants in 1995, which is expected to result in a net increase in the number of stores operated of two or three. Sybra continually evaluates the profitability of its individual restaurants and intends to continue to close unprofitable stores when appropriate. In addition to five stores closed during the first quarter of 1995, Sybra may close one to two additional stores later in the year.

OTHER

    Interest expense was $5.1 million in 1992, $6.4 million in 1993 and $17.6 million in 1994. The increase in interest expense in 1993 and 1994 resulted primarily from borrowings under Medite's timber-secured credit facility obtained in August 1993 and the Valcor Senior Notes issued in November 1993. Interest expense in 1994 was also impacted by higher variable interest rates. Approximately $159 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The average interest rate on $55 million of floating rate subsidiary borrowings outstanding at December 31, 1994 was 7.8%, up from 5.4% on outstanding variable rate borrowings one year ago.

    Completion of Medite's proposed public stock offering and application of proceeds therefrom as currently proposed would (i) reduce outstanding variable rate debt, (ii) reduce Valcor's ownership of Medite and (iii) could potentially require Valcor to make an offer to purchase a portion of its Senior Notes, at par. See "Liquidity and Capital Resources."

    Business unit dispositions are described in Note 5 to the Consolidated Financial Statements. Other general corporate items include $.5 million of interest income in 1992 related to refunds resulting from the settlement of income taxes for 1986 to 1988.

PROVISION FOR INCOME TAXES

    Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the Company's consolidated effective income tax rate. See Note 10 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

    Operating activities. Cash flow from operating activities before changes in assets and liabilities increased from $44 million in 1992 to $46 million in 1993 and $53 million in 1994 reflecting the Company's improved operating results. Changes in assets and liabilities, which generated cash in 1992 and used cash in both 1993 and 1994, result primarily from the timing of production, sales and purchases and generally tend to even out over time. Changes in assets and liabilities are expected to use cash in 1995 as net working capital assets are increased to support production from the new MDF line in Ireland.

    Start up of the new Irish MDF line will increase future depreciation, which increase should be mitigated in part by certain production facilities becoming substantially fully depreciated in 1996.

    Semi-annual interest payments on the Valcor Senior Notes began in 1994 and accounted for about 80% of the comparative increase in cash interest payments.

    Investing activities. Capital expenditures during the past three years aggregated $89 million and included $52 million related to Medite's Irish MDF expansion and the rebuild of Medite's Rogue River chipping and veneer plant. Capital expenditures for 1995 are estimated at approximately $38 million, or $8 million less than 1994, and are expected to be financed primarily from the respective subsidiary's operations or existing credit facilities. Lower capital spending resulting from completion of the Irish MDF plant expansion is expected to be offset in part by higher spending by Sybra for new stores. Capital expenditures related to environmental protection and improvement programs are expected to be less than $1 million in 1995. At December 31, 1994, the estimated cost to complete capital projects in process approximated $4 million, most of which related to new Sybra stores and final payments on the Irish MDF expansion. The $11 million of insurance proceeds in 1992 related to the fire at Medite's Rogue River plant.

    Financing activities. Net borrowings in 1994 included approximately $21 million of project financing for Medite's Irish MDF expansion while net borrowings in 1993 include the Valcor Senior Notes ($100 million) and net new borrowings under Medite's timber-secured credit facility ($39 million). Net repayments in 1992 relate principally to reductions in Medite's indebtedness. At December 31, 1994, unused credit available under existing subsidiary credit facilities approximated $33 million.

    Dividends paid to Valhi in 1993 include special dividends aggregating $135 million from the proceeds of borrowings under Medite's Timber Credit Agreement and the Valcor Senior Notes.

BUILDING PRODUCTS

    Medite's MDF plants have been operating at high levels of capacity utilization (approximately 100% in Europe and 92% in the U.S. during 1994) and customers have been served on an allocation basis. The recent completion of a second MDF production line in Ireland is expected to increase Medite's worldwide MDF capacity by approximately 25% by 1998 (by 15% in 1995). This $31 million project was financed in part by a $22 million bank term loan. In connection with the expansion, Medite has obtained $4 million in grants from the Irish government, $3 million of which is expected to be received during 1995 and used to reduce bank borrowings. At December 31, 1994, amounts available for borrowing under Medite's existing bank credit agreements aggregated $12 million.

    Medite intends to add new MDF production capacity during the next two to three years. Although Medite has no plan or arrangement in place with respect to such MDF capacity additions, it is actively exploring expansion opportunities through acquisitions, strategic joint ventures and new construction. Medite recently offered to enter into exclusive negotiations with a third party for the purchase of an existing MDF plant, certain timber resources and certain other assets, which offer was declined. While Medite may renew its efforts at a later date, no assurance can be given that it will be successful in any such acquisition efforts. To the extent it identifies appropriate opportunities to expand its MDF production capacity, Medite could use additional borrowings (including credit availability resulting from the expected paydown of bank debt described below) to fund such expansion opportunities.

    In February 1995, Medite paid a $50 million non-cash dividend to Valcor by distributing Medite preferred stock bearing a 12% cumulative annual dividend rate. Such preferred stock is redeemable, at Medite's option, for $50 million plus accrued dividends. Valcor currently owns 100% of Medite's common and preferred stock.

    In March 1995, Medite filed a Registration Statement with the Securities and Exchange Commission for a proposed public offering of approximately $100 million of its common stock, which Registration Statement has not yet become effective. Medite intends to use a portion of the net proceeds of such proposed stock offering to pay down approximately $40 million of variable interest rate debt and to redeem the $50 million of its preferred stock (plus any accrued dividends) held by Valcor. The remainder of the net proceeds from the proposed offering, along with the borrowing availability discussed below, would be available for Medite's general corporate purposes, including capital expenditures and expansion. In March 1995, Medite also amended its Timber Credit Agreement to, among other things, provide that prepayments of the fixed term portion (Tranche A) of its term loan would increase the reducing revolving term portion (Tranche B) of the facility. Accordingly, the approximately $40 million of bank debt expected to be repaid from proceeds of the proposed common stock offering could be reborrowed subject to reducing availability through 2000. If Valcor's ownership of Medite falls below 80%, as is contemplated by the proposed offering, Medite would become a separate U.S. federal taxpayer and would no longer be a member of the consolidated tax group. There can be no assurance that any such public offering of Medite common stock will be completed.

    As a result of the closure of its plywood operations, Medite has a 105 acre site in Medford, Oregon which is believed to have alternative development possibilities and is held for sale.

HARDWARE PRODUCTS

    National Cabinet Lock's major plants are operating at a high rate of capacity and capital spending continues to address market demands. In this regard, a new $2 million plating line designed to increase capacity, reduce costs and improve quality in the Canadian drawer slide line was recently completed. The Company continues to explore additional expansion and/or acquisition opportunities for its high-margin hardware products business.

    At December 31, 1994, National Cabinet Lock had approximately $6 million of borrowing availability under its existing Canadian credit agreements.

FAST FOOD

    Sybra, like most restaurant businesses, is able to operate with nominal working capital because sales are for cash, inventory turnover is rapid, and payments to trade suppliers are generally not due for 30 days.

    Sybra's Consolidated Development Agreement with Arby's, Inc. requires Sybra to open 31 new stores during 1993-1997 in its existing markets, of which ten units had been opened through December 31, 1994 with eight more required to be opened in 1995. The aggregate cost of this expansion during the remaining three years of the CDA is estimated at approximately $25 million, including $12 million in 1995, and is expected to be financed primarily with revolving credit borrowings and internally generated funds. Sybra currently anticipates that its planned expansion program, which includes eight to ten new stores in 1995, will meet or exceed the CDA requirements. Approximately one-fourth of Sybra's 1995 capital budget of $15 million relates to its continuing program to remodel and update existing stores. Approximately 40% of Sybra's capital expenditures in the past three years related to remodeling older stores.

    At December 31, 1994, Sybra had $16 million of borrowing availability under its existing revolving credit agreements. Sybra is currently negotiating to increase such credit facilities by $5 million for its expansion and remodeling programs.

GENERAL CORPORATE

    Valcor's operations are conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries, the realization of its investments through the sale of interests in such entities and investment income. Various credit agreements to which Valcor's subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. See Note 4 to the Consolidated Financial Statements. The Company believes that future distributions from its subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor Corporate's cash availability of $22 million at December 31, 1994 included $20 million of demand loans receivable from subsidiaries, which advances were made primarily for overall cash management purposes. Valcor has not guaranteed any indebtedness of its subsidiaries.

    In the event Medite's proposed public offering is completed and it redeems for cash the $50 million of Medite preferred stock held by Valcor (plus any accrued dividends), availability of such funds for Valcor's general corporate purposes could be influenced in part by the terms of the Indenture governing the Valcor Senior Notes. Under the terms of such Indenture, Medite's sale of common stock to the public would constitute an "asset disposition" (as defined) and a portion of the "available cash" (as defined) from Medite's offering not used within one year of completing the offering to either (i) repay certain indebtedness of Valcor or certain of its subsidiaries or (ii) invest in related businesses, could constitute "excess proceeds" (as defined) and require Valcor to make an offer to purchase a portion of its Senior Notes, at par. There is no assurance that Medite's offering will be completed, or that if completed there will be any "excess proceeds" requiring an offer to purchase Valcor Senior Notes.

    Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note indenture. On March 9, 1995, Valcor declared a $2.2 million dividend to Valhi, which amount approximated dividend availability as of December 31, 1994.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company may also evaluate acquisitions of interests in, or combinations with, companies related to its current businesses. The Company and its subsidiaries intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company and its subsidiaries. In this regard, the Valcor Senior Note Indenture contains limitations on the ability of the Company and its subsidiaries to incur indebtedness. See Note 4 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this Item is contained in a separate section of this Annual Report. See "Index of Financial Statements and Schedules" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Omitted pursuant to General Instruction "J" of Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

    Omitted pursuant to General Instruction "J" of Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Omitted pursuant to General Instruction "J" of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Omitted pursuant to General Instruction "J" of Form 10-K.



                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)     Financial Statements and Schedules

             The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.

 (b)             Reports on Form 8-K

             Reports on Form 8-K filed for the quarter ended December 31, 1994 and the months of January and February 1995.

             October 25, 1994 - Reported Items 5 and 7.
             January 30, 1995 - Reported Items 5 and 7.

 (c)             Exhibits

             Included as exhibits are the items listed in the Exhibit Index. Valcor will furnish a copy of any of the exhibits listed below upon payment of $4.00 per exhibit to cover the costs to Valcor of furnishing the exhibits. Instruments defining the rights of holders of long-term debt issues which do not exceed 10% of consolidated total assets will be furnished to the Commission upon request.

                  PAGE NUMBER:
                  MANUALLY
        ITEM NO.  SIGNED COPY                     EXHIBIT INDEX

           3.1                Certificate of Incorporation of the
                              Registrant - incorporated by reference to
                              Exhibit 3.1 to a Registration Statement on
                              Form S-1 (No. 33-63044) filed by the
                              Registrant.

           3.2 By-Laws of the Registrant - incorporated by reference to Exhibit 3.2 to a Registration Statement on Form S-1 (No. 33-63044) filed by the Registrant.

           4.1 Indenture dated November 1, 1993 governing the Valcor, Inc. 95/8% Senior Notes Due 2003, including form of Note -incorporated by reference to Exhibit 4.1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed by the Registrant (File No. 33-63044).

          10.1 Form of Intercorporate Services Agreement between the Registrant and Valhi - incorporated by reference to Exhibit 10.1 to a Registration Statement on Form S-1 (No. 33-63044) filed by the Registrant.

          10.2 Agreement between the Master for Fisheries and Forestry of Ireland and Medite of Ireland Limited dated March 18, 1981 - incorporated by reference to Exhibit 10.2 to a Registration Statement on Form S-1 (No. 33-63044) filed by the Registrant.

          10.3 Form of License Agreement between Arby's, Inc. and Sybra, Inc. - incorporated by reference to Exhibit 10.5 to a Registration

                              Statement on Form S-1 (No. 33-63044) filed by the Registrant.

          10.4 Consolidation of Development Agreements dated August 31, 1992 between Arby's, Inc. and Sybra, Inc./Subsidiary, Inc. - incorporated by reference to Exhibit 10.6 to a Registration Statement on Form S-1 (No. 33-63044) filed by the Registrant.

          10.5 Letter amendment to the Consolidated Development Agreement between Arby's, Inc. and Sybra, Inc. dated May 26, 1994 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended June 30, 1994.

          10.6 Loan Agreement between Medite Corporation and United States National Bank of Oregon dated July 16, 1993 - incorporated by reference to
                              Exhibit 10.1 of a Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1993 filed by Valhi, Inc. (File No. 1-5467).

          10.7 Loan Extension Agreement among Medite Corporation, United States National Bank of Oregon, NationsBank of North Carolina, N.A. and Societe Generale, Southwest Agency as of September 30, 1994 - incorporated by reference to Exhibit 10.5 to a Registration Statement on Form S-1 (No. 33-57891) filed by Medite.

          10.8 Modification Agreement among Medite Corporation, United States National Bank of Oregon, NationsBank of North Carolina, N.A. and Societe Generale, Southwest Agency dated as of February 14, 1995 - incorporated by reference to Exhibit 10.11 to a Registration Statement on Form S-1 (No. 33-57891) filed by Medite.

          27.1                Financial Data Schedule for the year ended
                              December 31, 1994.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALCOR, INC.
                                        (Registrant)


                                        By: /s/ Harold C. Simmons
                                        Harold C. Simmons, March 17, 1995
                                        (President)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Harold C. Simmons                    /s/ Glenn R. Simmons
Harold C. Simmons, March 17, 1995       Glenn R. Simmons, March 17, 1995
(Chairman of the Board, President and   (Vice Chairman of the Board)
 Chief Executive Officer)


 /s/ Robert W. Singer                    /s/ William C. Timm
Robert W. Singer, March 17, 1995        William C. Timm, March 17, 1995
(Vice President and Director)           (Vice President-Finance, Treasurer
                                         and Chief Financial Officer)


                                         /s/ J. Thomas Montgomery, Jr.
                                        J. Thomas Montgomery, Jr.,
                                        March 17, 1995
                                        (Vice President, Controller and Chief
                                         Accounting Officer)


                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALCOR, INC.
                                        (Registrant)


                                        By:
                                        Harold C. Simmons, March  , 1995
                                        (President)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Harold C. Simmons, March  , 1995        Glenn R. Simmons, March  , 1995
(Chairman of the Board, President and   (Vice Chairman of the Board)
 Chief Executive Officer)



Robert W. Singer, March  , 1995         William C. Timm, March  , 1995
(Vice President and Director)           (Vice President-Finance, Treasurer
                                         and Chief Financial Officer)



                                        J. Thomas Montgomery, Jr.,
                                         March  , 1995
                                        (Vice President, Controller and Chief
                                         Accounting Officer)





                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                   PAGE

  Reports of Independent Accountants                                  F-2/F-3

  Consolidated Balance Sheets - December 31, 1993 and 1994            F-4/F-5

  Consolidated Statements of Income - Years ended
   December 31, 1992, 1993 and 1994                                   F-6

  Consolidated Statements of Stockholder's Equity - Years ended
   December 31, 1992, 1993 and 1994                                   F-7

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1992, 1993 and 1994                                   F-8/F-9

  Notes to Consolidated Financial Statements                          F-10/F-28



FINANCIAL STATEMENT SCHEDULES

  Reports of Independent Accountants                                  S-1/S-2

  Schedule I  - Condensed financial information of Registrant         S-3/S-7

  Schedule II - Valuation and qualifying accounts                     S-8


    Schedules III and IV are omitted because they are not applicable.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder and Board of Directors of Valcor, Inc.:

    We have audited the accompanying consolidated balance sheets of Valcor, Inc. as of December 31, 1993 and 1994, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Medite Corporation, which subsidiary constituted approximately two-thirds of consolidated assets as of December 31, 1993 and 1994 and approximately one-half of consolidated net sales for each of the three years in the period ended December 31, 1994. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to amounts included for Medite, is based solely upon their report.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valcor, Inc. as of December 31, 1993 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 12 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.





                                                        COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 10, 1995


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Medite Corporation:

    We have audited the consolidated balance sheets of Medite Corporation as of December 31, 1993 and 1994, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of Medite Corporation as of December 31, 1993 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 7 to the consolidated financial statements (not presented separately herein), in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.





                                                             ARTHUR ANDERSEN LLP

Portland, Oregon,
January 27, 1995

                                  VALCOR, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1993 AND 1994

                        (IN THOUSANDS, EXCEPT SHARE DATA)

              ASSETS
                                                                                        1993          1994

Current assets:
  Cash and cash equivalents                                                           $ 10,363      $ 23,256
  Accounts receivable, net of allowance of $888
   and $570                                                                             25,137        26,888
  Receivable from affiliates                                                               313         4,285
  Inventories                                                                           28,600        31,016
  Prepaid expenses                                                                       5,241         3,553
  Deferred income taxes                                                                    904         1,595

      Total current assets                                                              70,558        90,593

Other assets:
  Timber and timberlands                                                                51,868        53,114
  Intangible assets                                                                     21,080        19,202
  Other                                                                                 12,123        11,947

      Total other assets                                                                85,071        84,263

Property and equipment:
  Land                                                                                  15,989        19,186
  Buildings                                                                             33,286        44,345
  Equipment                                                                            136,252       177,790
  Construction in progress                                                              16,009         2,001
                                                                                       201,536       243,322
  Less accumulated depreciation                                                         84,688        97,483

      Net property and equipment                                                       116,848       145,839

                                                                                      $272,477      $320,695


                                  VALCOR, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1993 AND 1994

                        (IN THOUSANDS, EXCEPT SHARE DATA)

   LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                                        1993          1994

Current liabilities:
  Current maturities of long-term debt                                                $  9,086      $ 12,738
  Accounts payable                                                                      14,673        16,207
  Accrued liabilities                                                                   19,279        24,430
  Payable to affiliates                                                                    975            69
  Income taxes                                                                           2,697         1,318

      Total current liabilities                                                         46,710        54,762


Noncurrent liabilities:
  Long-term debt                                                                       185,690       201,796
  Deferred income taxes                                                                 21,987        25,938
  Other                                                                                  4,239         3,349

      Total noncurrent liabilities                                                     211,916       231,083

Stockholder's equity:
  Preferred stock, $1 par value; 1,000 shares
   authorized; none issued                                                                -             -
  Common stock, $1 par value; 1,000 shares
   authorized, issued and outstanding                                                        1             1
  Additional paid-in capital                                                               520           520
  Retained earnings                                                                     13,095        34,623
  Currency translation adjustment                                                          235          (294)

      Total stockholder's equity                                                        13,851        34,850

                                                                                      $272,477      $320,695

[FN]
Commitments and contingencies (Note 14)

                                  VALCOR, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)

                                                                         1992           1993          1994

Revenues and other income:
  Net sales                                                            $352,669       $350,309      $375,378
  Other income, net                                                       5,416          3,137         2,580
  Business unit dispositions, net                                         3,490            500          -

                                                                        361,575        353,946       377,958
Costs and expenses:
  Cost of sales                                                         292,580        277,162       287,547
  Selling, general and administrative                                    23,805         22,882        24,581
  Interest                                                                5,119          6,359        17,591

                                                                        321,504        306,403       329,719

    Income before income taxes                                           40,071         47,543        48,239

Provision for income taxes                                               14,979         19,193        17,141

    Income before cumulative effect of
     changes in accounting principles                                    25,092         28,350        31,098

Cumulative effect of changes in
 accounting principles                                                      934           -             -

    Net income                                                         $ 26,026       $ 28,350      $ 31,098


                                               VALCOR, INC.

                             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                               YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                              (IN THOUSANDS)


                                                  INVESTMENT                    ADDITIONAL
                                                   OF PARENT       COMMON        PAID-IN          RETAINED
                                                   COMPANY         STOCK          CAPITAL         EARNINGS

Balance at December 31, 1991                           $ 60,033          $-           $   -            $ 68,765

Net income                                                 -              -               -              26,026
Dividends                                                  -              -               -             (21,114)
Other, net                                                  488           -               -                -

Balance at December 31, 1992                             60,521           -               -              73,677

Net income                                                 -              -               -              28,350
Capitalization                                          (60,521)           1            60,520             -
Dividends                                                  -              -            (60,000)         (88,932)
Other, net                                                 -              -               -                -

Balance at December 31, 1993                               -               1               520           13,095

Net income                                                 -              -               -              31,098
Dividends                                                  -              -               -              (9,570)
Other, net                                                 -              -               -                -

Balance at December 31, 1994                           $   -             $ 1          $    520         $ 34,623



                                                   CURRENCY             TOTAL
                                                  TRANSLATION        STOCKHOLDER'S
                                                  ADJUSTMENT            EQUITY

Balance at December 31, 1991                              $ 956              $ 129,754

Net income                                                  -                   26,026
Dividends                                                   -                  (21,114)
Other, net                                                 (445)                    43

Balance at December 31, 1992                                511                134,709

Net income                                                  -                   28,350
Capitalization                                              -                     -
Dividends                                                   -                 (148,932)
Other, net                                                 (276)                  (276)

Balance at December 31, 1993                                235                 13,851

Net income                                                  -                   31,098
Dividends                                                   -                   (9,570)
Other, net                                                 (529)                  (529)

Balance at December 31, 1994                              $(294)              $ 34,850


                                  VALCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                          1992           1993          1994

Cash flows from operating activities:
  Net income                                                           $ 26,026      $  28,350      $ 31,098
  Depreciation, depletion and amortization                               18,818         16,378        17,320
  Deferred income taxes                                                   3,088          2,600         3,343
  Business unit dispositions, net                                        (3,490)          (500)         -
  Other, net                                                                733           (657)        1,690
  Cumulative change in accounting principles                               (934)          -             -
                                                                         44,241         46,171        53,451
  Change in assets and liabilities:
    Accounts receivable                                                  (1,044)        (1,522)       (1,601)
    Inventories                                                             350          1,008        (2,416)
    Accounts payable and accrued liabilities                              4,928            284         4,005
    Accounts with affiliates                                              2,379         (2,512)       (4,878)
    Other, net                                                              681            660          (262)

      Net cash provided by operating
       activities                                                        51,535         44,089        48,299

Cash flows from investing activities:
  Capital expenditures                                                  (15,182)       (27,779)      (46,246)
  Insurance proceeds - property loss                                     10,887           -             -
  Purchase of business unit                                              (1,237)          -             -
  Other, net                                                             (1,028)          (463)         (163)

      Net cash used by investing activities                              (6,560)       (28,242)      (46,409)

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                           58,018        237,060        89,878
    Principal payments                                                  (75,766)      (102,986)      (70,120)

  Dividends                                                             (21,114)      (148,932)       (9,570)
  Grants and other                                                          488           -            1,235

      Net cash provided (used) by financing
       activities                                                       (38,374)       (14,858)       11,423

Net cash provided                                                      $  6,601      $     989      $ 13,313

                                  VALCOR, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                           1992         1993          1994

Cash and cash equivalents:
  Net increase from operating, investing and
   financing activities                                                   $ 6,601      $   989       $13,313
  Currency translation                                                       (309)        (212)         (420)
                                                                            6,292          777        12,893
  Balance at beginning of year                                              3,294        9,586        10,363

  Balance at end of year                                                  $ 9,586      $10,363       $23,256


Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized                                     $ 6,120      $ 4,437       $16,319
  Income taxes                                                             10,063       17,635        18,971

                                  VALCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     ORGANIZATION AND BASIS OF PRESENTATION:

    Valcor, Inc., a Delaware corporation, is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI). Valcor was formed in 1993 at which time Valhi contributed to Valcor the stock of the Company's operating subsidiaries - Medite Corporation (building products), National Cabinet Lock, Inc. (hardware products) and Sybra, Inc. (fast food) - (collectively, the "Combination"). For financial reporting purposes, the Combination was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Accordingly, the Company's financial statements for periods prior to the Combination represent the combined financial position, results of operations and cash flows of the entities comprising the Company following the Combination.

    All of Valcor's outstanding common stock is held by Valhi. Contran Corporation holds, directly or through subsidiaries, approximately 90% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valcor, Valhi and Contran, may be deemed to control each of such companies.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of consolidation. The consolidated financial statements include the accounts of Valcor and its wholly-owned subsidiaries (collectively, the

"Company"). All material intercompany accounts and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

    Translation of foreign currencies. Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments, net of related deferred income tax effects, are accumulated in the currency translation adjustments component of stockholder's equity. Currency transaction gains and losses are recognized in income currently.

    Cash and cash equivalents. Cash equivalents include bank time deposits and government and commercial notes and bills with original maturities of three months or less.

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of approximately one-half of total inventories at December 31, 1994 (60% at December 31, 1993). Other inventory costs are generally based on average cost.

    Timber and timberlands and depletion. Timber and timberlands are stated at cost less accumulated depletion. Depletion is computed by the unit-of-production method.

    Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 40 years. Fast food restaurant franchise fees and other intangible assets are amortized by the straight-line method over the periods (10 to 20 years) expected to be benefitted.

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects are capitalized as a component of construction costs and were nominal in 1992, $410,000 in 1993 and $616,000 in 1994.

    Depreciation is computed principally by the straight-line and unit-of-production methods over the estimated useful lives of eight to 40 years for buildings and three to 12 years for equipment.

    Income taxes. Valcor, its qualifying subsidiaries and Valhi are members of Contran's consolidated United States federal income tax group (the "Contran Tax Group"). The policy for intercompany allocation of federal income taxes provides that subsidiaries included in the Contran Tax Group compute the provision for income taxes on a separate company basis. Subsidiaries of Valhi make payments to or receive payments from Valhi in the amounts they would have paid to or received from the Internal Revenue Service had they not been members of the Contran Tax Group. The separate company provisions and payments are computed using the tax elections made by Contran.

    Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in the Company's non-U.S. subsidiaries (which are not members of the Contran Tax Group).

    Other. Sales are recorded when products are shipped (fast food sales at the time of retail sale).

    Accounting and funding policies for retirement plans and postretirement benefits other than pensions ("OPEB") are described in Note 11.

    Advertising costs, expensed as incurred, were $8.9 million in 1992, $9.6 million in 1993 and $9.8 million in 1994. Research and development costs, expensed as incurred, were $300,000 in each of 1992 and 1993 and $400,000 in 1994.

NOTE 3 -     BUSINESS AND GEOGRAPHIC SEGMENTS:

Business segments

                                                                       YEARS ENDED DECEMBER 31,
                                                                         1992            1993          1994
                                                                                   (In millions)
Net sales:
  Building products - Medite                                            $194.8          $174.3        $189.9
  Hardware products - National Cabinet Lock                               54.0            64.4          70.0
  Fast food - Sybra                                                      103.8           111.6         115.5

                                                                        $352.6          $350.3        $375.4

Operating income:
  Building products                                                     $ 22.0          $ 26.3        $ 36.4
  Hardware products                                                       10.7            17.5          20.9
  Fast food                                                                8.5             9.7           9.0
                                                                          41.2            53.5          66.3
Business unit dispositions, net                                            3.5              .5           -
General corporate items, net                                                .5             (.1)          (.5)
Interest expense                                                          (5.1)           (6.4)        (17.6)

    Income before income taxes                                          $ 40.1          $ 47.5        $ 48.2


Depreciation, depletion and amortization:
  Building products                                                     $ 11.0          $  8.5        $  9.6
  Hardware products                                                        1.7             1.7           1.8
  Fast food                                                                6.1             6.2           5.9

                                                                        $ 18.8          $ 16.4        $ 17.3

Capital expenditures:
  Building products                                                     $  9.7          $ 20.8        $ 32.0
  Hardware products                                                        1.0             2.7           3.4
  Fast food                                                                4.5             4.3          10.8

                                                                        $ 15.2          $ 27.8        $ 46.2

    Capital expenditures include additions to property and equipment and timber and timberlands, excluding amounts attributable to business units acquired in business combinations accounted for by the purchase method. In 1992, the Company's Canadian hardware products subsidiary purchased certain assets of a competitor for $1.2 million cash.

Geographic segments

                                                                       YEARS ENDED DECEMBER 31,
                                                                         1992            1993          1994
                                                                                   (IN MILLIONS)

  Net sales - point of origin:
    United States                                                       $262.9          $261.5        $270.5
    Republic of Ireland                                                   54.9            47.1          58.8
    Canada                                                                34.8            41.7          46.1

                                                                        $352.6          $350.3        $375.4

  Net sales - point of destination:
    United States                                                       $259.0          $260.5        $275.4
    Europe                                                                54.7            44.2          58.5
    Other North America                                                   18.2            22.0          26.3
    Pacific Rim and other                                                 20.7            23.6          15.2

                                                                        $352.6          $350.3        $375.4

  Operating income:
    United States                                                       $ 26.9          $ 36.5        $ 40.9
    Republic of Ireland                                                    9.0             6.4          12.3
    Canada                                                                 5.3            10.6          13.1

                                                                        $ 41.2          $ 53.5        $ 66.3

Identifiable assets
                                                                                         DECEMBER 31,
                                                                                            1993       1994
                                                                                            (IN MILLIONS)

  Business segments:
    Building products                                                                      $170.6     $208.1
    Hardware products                                                                        31.3       37.8
    Fast food                                                                                65.1       68.6
    Corporate                                                                                 8.0       27.4
    Eliminations                                                                             (2.5)     (21.2)

                                                                                           $272.5     $320.7

  Geographic segments:
    United States                                                                          $215.1     $221.3
    Republic of Ireland                                                                      38.4       75.3
    Canada                                                                                   19.0       24.1

                                                                                           $272.5     $320.7

    Corporate assets consist principally of cash, cash equivalents and loans to subsidiaries. Eliminations consist principally of intercompany receivables, including loans to subsidiaries.

    At December 31, 1994, the net assets of non-U.S. subsidiaries included in consolidated net assets were approximately $53 million.

NOTE 4 -     LONG-TERM DEBT:

                                                                                     DECEMBER 31,
                                                                                        1993          1994
                                                                                        (IN THOUSANDS)

Valcor - Senior Notes                                                                 $100,000      $100,000

Medite:
  Bank term loans                                                                       62,700        89,411
  Bank working capital facilities                                                        6,741         8,802
  Other                                                                                  4,595         4,360
                                                                                        74,036       102,573

Other:
  Sybra bank credit agreements                                                          13,387         5,500
  Sybra capital lease obligations                                                        7,174         6,321
  National Cabinet Lock capital lease obligation                                           179           140
                                                                                        20,740        11,961
                                                                                       194,776       214,534
Less current maturities                                                                  9,086        12,738

                                                                                      $185,690      $201,796


    Valcor. Valcor's 95/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. In the event of a Change of Control, as defined, Valcor would be required to make an offer to purchase the Senior Notes at 101% of principal amount. At December 31, 1993 and 1994, the quoted market price of the Senior Notes was $100.75 and $89.60, respectively.

    The Indenture governing the Senior Notes limits, among other things, the incurrence of additional indebtedness by Valcor and its subsidiaries, the creation of liens and transactions and co-investing with affiliates. The Indenture generally limits the ability of the Company to pay dividends or make other distributions to Valhi to 50% of consolidated net income, as defined, subsequent to 1993. At December 31, 1994, $2.2 million was available for dividends.

    Medite.  Medite's U.S. bank credit agreement (the "Timber Credit
Agreement") provides for (i) term loan financing ($67 million at December 31,
1994) due in annual installments of $8 million through 1999 with the balance due in 2000, and (ii) a $15 million revolving working capital facility ($2 million outstanding at December 31, 1994) through September 1996. Borrowings generally bear interest at rates 1.5% to 2% over LIBOR, are collateralized by Medite's timber and timberlands, and borrowings under the working capital facility are also collateralized by Medite's U.S. receivables and inventories. Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of the term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. The Company is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although it does not anticipate nonperformance by such parties. See Note 15.

    Medite's Irish subsidiary, Medite of Europe Limited, has bank credit agreements providing for (i) a $22.4 million bank term loan repayable in installments from 1995 through 2000 and (ii) a $12 million multi-currency revolving working capital facility through April 1996. Borrowings under both facilities ($29.2 million at December 31, 1994) are collateralized by substantially all of Medite/Europe's assets. The term loan bears interest at a weighted average fixed rate of 8.4% while borrowings under the revolving facility bear interest at rates based upon LIBOR.

    At December 31, 1994, the weighted average interest rates on Medite's outstanding U.S. and non-U.S. bank borrowings, including the effect of the interest rate swaps discussed above, were 7.8% and 7.9%, respectively (6.3% and 6.7%, respectively, at December 31, 1993). Amounts available for borrowing under the existing bank credit facilities aggregated $12 million at December 31, 1994.

    Other Medite indebtedness consists principally of a State of Oregon term loan that matures in monthly installments through March 2008, bears interest at 6.9% and is collateralized by certain of Medite's property and equipment.

    Other. Sybra's revolving bank credit agreements provide for unsecured credit facilities aggregating $21 million with interest generally at LIBOR plus 1.25%. Borrowings under these agreements mature July 1996, subject to renewal by the parties through July 1997. At December 31, 1993 and 1994, the weighted average interest rate on outstanding revolving borrowings was 4.7% and 7.7%, respectively. Amounts available for borrowing aggregated $15.5 million at December 31, 1994.

    Capital lease obligations are stated net of imputed interest. Future minimum payments under capital lease obligations at December 31, 1994, including amounts representing interest, are approximately $1.5 million in each of the next four years and an aggregate of $4.5 million thereafter. The gross amount of assets recorded under capital leases, included in property and equipment, was $6.7 million and $6.5 million at December 31, 1993 and 1994, respectively.

Accumulated amortization of assets recorded under capital leases was $3.4 million and $4.0 million at December 31, 1993 and 1994, respectively.

    National Cabinet Lock has a Canadian bank credit agreement which currently provides for approximately $6 million of U.S. or Canadian dollar borrowings, with interest generally at LIBOR plus .5% and collateralized by substantially all of National Cabinet Lock's Canadian assets. At December 31, 1994, the full amount of this facility was available for borrowing.

Aggregate maturities of long-term debt at December 31, 1994

YEARS ENDING DECEMBER 31,                                                                       AMOUNT
                                                                                            (IN THOUSANDS)

  1995                                                                                            $ 13,456
  1996                                                                                              28,337
  1997                                                                                              15,016
  1998                                                                                              14,438
  1999                                                                                              12,266
  2000 and thereafter                                                                              135,069
                                                                                                   218,582
  Less amounts representing interest on capital leases                                               4,048

                                                                                                  $214,534

    Credit agreements of subsidiaries typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1994, the restricted net assets of the Company's subsidiaries approximated $93 million.


NOTE 5 -     BUSINESS UNIT DISPOSITIONS, NET:

                                                                      YEARS ENDED DECEMBER 31,
                                                                           1992           1993         1994
                                                                                   (IN THOUSANDS)

Insurance gain on plant destroyed by fire                                 $ 8,490         $ -          $ -
Operations permanently closed                                              (5,000)         500           -

                                                                          $ 3,490         $500         $ -


    The 1992 insurance gain relates to Medite's veneer and chipping plant in Rogue River, Oregon, as insurance proceeds exceeded the net carrying value of the assets destroyed and related cleanup costs. The aggregate insurance proceeds of $16.5 million included $10.9 million attributable to property loss and $5.6 million attributable to business interruption insurance, which was recognized as a component of operating income through August 1993. In 1992, Medite accrued a loss on its plywood business and related facilities permanently closed in January 1993, most of which related to the net carrying value of property and equipment in excess of estimated net realizable sales value. In 1993, Medite changed its estimate of the aggregate loss primarily because the auction sale proceeds of certain equipment exceeded the previously estimated net realizable value.

NOTE 6 -     INVENTORIES:

                                                                                       DECEMBER 31,
                                                                                          1993        1994
                                                                                          (IN THOUSANDS)

Raw materials:
  Building products                                                                      $14,704     $13,050
  Hardware products                                                                        1,034       1,313
  Fast food                                                                                1,329       1,426
                                                                                          17,067      15,789

In process products:
  Building products                                                                        1,450       1,481
  Hardware products                                                                        3,179       4,437
                                                                                           4,629       5,918

Finished products:
  Building products                                                                        1,260       2,711
  Hardware products                                                                        1,901       2,510
                                                                                           3,161       5,221

Supplies                                                                                   3,743       4,088

                                                                                         $28,600     $31,016

    The current cost of LIFO inventories exceeded the net carrying value of such inventories by approximately $7.6 million and $4.1 million at December 31, 1993 and 1994, respectively. The effect of reductions in certain building products LIFO inventory quantities increased operating income by $1.9 million in 1992, $.5 million in 1993 and $3.2 million in 1994.

NOTE 7 -     OTHER INCOME:

                                                                       YEARS ENDED DECEMBER 31,
                                                                            1992          1993         1994
                                                                                   (IN THOUSANDS)

General corporate interest income                                          $  467        $ -          $  211
Miscellaneous interest income                                                 361           313          460
Business interruption insurance                                             3,700         1,900         -
Currency transaction gains (losses), net                                       43          (114)         896
Disposal of property and equipment                                            208           304           23
Other, net                                                                    637           734          990

                                                                           $5,416        $3,137       $2,580

NOTE 8 -     INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                                                       DECEMBER 31,
                                                                                           1993        1994
                                                                                          (IN THOUSANDS)

Intangible assets, net of accumulated
 amortization of $7,856 and $8,551:
  Goodwill                                                                               $ 5,500     $ 5,328
  Franchise fees                                                                           7,257       6,299
  Other                                                                                    8,323       7,575

                                                                                         $21,080     $19,202

Other assets:
  Deferred financing costs                                                               $ 4,189     $ 3,537
  Prepaid pension cost                                                                     3,899       4,363
  Property held for sale                                                                   3,810       3,979
  Other                                                                                      225          68

                                                                                         $12,123     $11,947

    Property held for sale is carried at the lower of cost or estimated net realizable value under current market conditions.

NOTE 9 -     ACCRUED LIABILITIES:

                                                                                       DECEMBER 31,
                                                                                           1993        1994
                                                                                          (IN THOUSANDS)

Current accrued liabilities:
  Employee benefits                                                                      $ 9,133     $ 9,978
  Interest                                                                                 1,698       2,221
  Insurance claims and expenses                                                            3,304       3,412
  Equipment purchases                                                                       -          2,157
  Other                                                                                    5,144       6,662

                                                                                         $19,279     $24,430

Other noncurrent liabilities:
  Insurance claims and expenses                                                          $ 1,541     $ 1,339
  Accrued OPEB cost                                                                          279         298
  Other                                                                                    2,419       1,712

                                                                                         $ 4,239     $ 3,349

NOTE 10 - INCOME TAXES:

                                                                          YEARS ENDED DECEMBER 31,
                                                                               1992        1993        1994
                                                                                     (IN MILLIONS)

Components of pretax income:
  United States                                                                $26.7       $31.1       $23.7
  Non-U.S. subsidiaries                                                         13.4        16.4        24.5

                                                                               $40.1       $47.5       $48.2

Expected tax expense, at U.S. federal statutory
 income tax rate of 35% (34% in 1992)                                          $13.6       $16.6       $16.9
Non-U.S. tax rates                                                              (1.8)       (1.8)       (2.4)
Incremental U.S. tax on non-U.S. earnings                                        3.4         3.6         1.7
Rate change adjustment of deferred taxes                                         -            .4         -
Other, net                                                                       (.2)         .4          .9

                                                                               $15.0       $19.2       $17.1

Components of income tax expense:
  Currently payable:
    U.S. federal                                                               $ 9.1       $11.7       $ 7.9
    U.S. state                                                                    .7          .6         1.0
    Non-U.S.                                                                     2.1         4.3         4.9
                                                                                11.9        16.6        13.8
  Deferred income taxes, principally U.S.                                        3.1         2.6         3.3

                                                                               $15.0       $19.2       $17.1


                                                                                  December 31,
                                                                                     1993            1994
Components of deferred tax assets (liabilities):                                       (In millions)

Tax effect of temporary differences relating to:
  Inventories                                                                       $ (1.7)         $ (1.6)
  Timber and timberlands                                                             (11.3)          (11.1)
  Property and equipment                                                              (5.7)           (7.1)
  Capital lease assets and obligations                                                 1.4             1.5
  Accrued liabilities and other deductible differences                                 5.2             4.8
  Other taxable differences                                                           (8.8)           (8.4)

  Investments in non-U.S. subsidiaries                                                 (.2)           (2.4)

    Net deferred tax liabilities                                                    $(21.1)         $(24.3)


Current deferred tax assets                                                         $   .9          $  1.6
Noncurrent deferred tax liabilities                                                  (22.0)          (25.9)

                                                                                    $(21.1)         $(24.3)

NOTE 11 -    EMPLOYEE BENEFIT PLANS:

Company-sponsored pension plans

    Approximately 30% of the Company's worldwide full and part-time employees (over 80% of full-time employees) participate in one or more company-sponsored defined benefit or defined contribution pension plans. Defined pension benefits are generally based on years of service and compensation under fixed dollar, final pay or career average formulas, and the related expenses are based on independent actuarial valuations. The funding policies for U.S. defined benefit plans are to contribute amounts satisfying funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit plans are funded in accordance with applicable statutory requirements.

    Defined contribution plans. Approximately 90% of the Company's full-time U.S. employees are eligible to participate in contributory savings plans with Company contributions based on matching or other formulas, and certain employees also participate in an unleveraged noncontributory Employee Stock Ownership Plan maintained by Valhi. Contributions to the ESOP are discretionary and are allocated to participants based upon compensation. The Company's expense related to the savings plans and the ESOP approximated $1.5 million in 1992, $1.7 million in 1993 and $1.8 million in 1994.

    Defined benefit plans. About 40% of the Company's worldwide full-time employees are covered by defined benefit plans. The rates used in determining the actuarial present value of benefit obligations were (i) discount rate - 8.5% (1993 - 7.5%), and (ii) rate of increase in future compensation levels - 4%.
The expected long-term rates of return on assets used ranged from 7.5% to 10%. The plans' assets are primarily mutual funds.

                                                                       YEARS ENDED DECEMBER 31,
                                                                           1992          1993          1994
                                                                                  (IN THOUSANDS)

Net periodic pension cost:
  Service cost                                                           $   749       $   484       $   519
  Interest cost on PBO                                                     1,443         1,524         1,592
  Actual return on plan assets                                            (1,071)       (2,395)          594
  Net amortization and deferral                                           (1,288)          (63)       (2,922)

    Net expense (credit)                                                 $  (167)      $  (450)      $  (217)


    The 1992 loss related to the permanent closure of Medite's plywood operations (see Note 5) includes a pretax pension curtailment loss of $.6 million.

                                                                                      DECEMBER 31,
                                                                                         1993         1994
                                                                                          (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                                                       $18,120      $16,573
  Nonvested benefits                                                                      1,524        1,102

  Accumulated benefit obligations                                                        19,644       17,675

  Effect of projected salary increases                                                    1,267        1,558

  Projected benefit obligations ("PBO")                                                  20,911       19,233
Plan assets at fair value                                                                22,492       21,080

Plan assets over PBO                                                                      1,581        1,847
Unrecognized net loss from experience different from
 actuarial assumptions                                                                    2,727        2,703
Unrecognized prior service cost                                                             494          448
Unrecognized net assets being amortized over periods
 of 9 to 11 years                                                                          (903)        (635)

    Prepaid  pension cost                                                               $ 3,899      $ 4,363


Postretirement benefits other than pensions

    Certain Medite retirees receiving benefits from Medite's U.S. salaried pension plan are eligible to participate in Medite's group health program until age 65, and contribute to the cost of such benefits.

    The rates used in determining the actuarial present value of the accumulated OPEB obligation were (i) discount rate - 8.5% (1993 - 7.5%), (ii) rate of increase in future compensation levels - 4% annually and (iii) rate of increase in future health care costs - 14% in 1995, gradually declining to 6% in 2016 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $5,000 in 1994, and the actuarial present value of accumulated OPEB obligation at December 31, 1994 would have increased $30,000.

                                                                          YEARS ENDED DECEMBER 31,
                                                                              1992         1993        1994
                                                                                     (IN THOUSANDS)

Net periodic OPEB cost:
  Service cost                                                                 $21          $28         $24
  Interest cost                                                                 17           21          20

                                                                               $38          $49         $44

</TABLE
>

                                                                                          DECEMBER 31,
                                                                                             1993       1994
                                                                                             (IN THOUSANDS)

Actuarial present value of accumulated OPEB obligation:
  Retiree benefits                                                                           $ 25       $ 50
  Other fully eligible active plan participants                                                59         20
  Other active plan participants                                                              244        203
                                                                                              328        273
Unrecognized net gain (loss) from experience different
 from actuarial assumptions                                                                   (37)        37

Total accrued OPEB cost                                                                       291        310
Less current portion                                                                           12         12

  Noncurrent accrued OPEB cost                                                               $279       $298


Multiemployer pension plans

    Employees of certain former operations were covered by union-sponsored, collectively-bargained multiemployer pension plans. Contributions to multiemployer plans based upon collectively-bargained agreements were $54,000 in 1992, $8,000 in 1993 and nil in 1994. Based upon information provided by the multiemployer plans' administrators, such plans had no unfunded vested benefits at December 31, 1991 (the latest date available to the Company).

NOTE 12 -    CHANGES IN ACCOUNTING PRINCIPLES:

    The Company adopted both SFAS No. 106 (OPEB) and SFAS No. 109 (income taxes) as of January 1, 1992, applied SFAS No. 109 prospectively and elected immediate recognition of the OPEB transition obligation.

                                                                                            AMOUNT
                                                                                        (IN THOUSANDS)

Increase (decrease) in net assets at January 1, 1992:
  Inventories                                                                                    $  2,629
  Timber and timberlands                                                                            8,606
  Franchise fees and other intangible assets                                                        5,647
  Property and equipment                                                                           (1,696)
  Accrued OPEB cost                                                                                  (226)
  Deferred income taxes, net                                                                      (14,026)

                                                                                                 $    934


NOTE 13 - RELATED PARTY TRANSACTIONS:

    The Company may be deemed to be controlled by Harold C. Simmons.  See
Note 1. The Indenture governing the Valcor Senior Notes prohibits co-investment with affiliates and contains restrictions on other transactions with affiliates. It is the policy of the Company to engage in transactions with related parties on terms, in the opinion of the Company, no less favorable to the Company than could be obtained from unrelated parties.

    Loans historically were made between the Company and Valhi pursuant to term and demand notes, principally for cash management purposes. Such loans generally bore interest at rates related to credit agreements with unrelated parties. Interest expense on loans from Valhi was $2,000 in 1992 and $1,000 in 1993.

    Receivables from affiliates at December 31, 1994 include $4.1 million for refundable income taxes (1993 - $.3 million). Interest income from Valhi related to prior years' income tax refunds was $467,000 in 1992.

    Under the terms of Intercorporate Services Agreements with Valhi, Valhi provides certain management and administrative services to the Company on a fee basis. Such fees are based upon estimates of time devoted to affairs of the Company by individual Valhi employees and the salaries of such persons. Fees charged to the Company were $752,000 in 1992, $760,000 in 1993 and $920,000 in
1994. Net charges from related parties for services provided in the ordinary course of business, principally charges for insuring property and other risks and foreign sales corporation commissions, aggregated $3 million in 1992, $2.9 million in 1993 and $2.2 million in 1994. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis.

    Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of the options. For financial reporting purposes, the Company accounts for the related option expense (credit) of $(54,000) in 1992, $(5,000) in 1993 and $433,000 in 1994 in a manner similar to accounting for stock appreciation rights. At December 31, 1994, employees of the Company held options to purchase 680,000 Valhi shares at prices ranging from $5.00 to $15.00 per share (428,000 shares at prices lower than the December 31, 1994 quoted market price of $7.625 per share).

    Restricted stock is forfeitable unless certain periods of employment are completed. The Company pays Valhi the market value of restricted shares on the dates the restrictions expire, and accrues the related expense over the restriction period. Expense related to restricted stock was $15,000 in each of 1992 and 1993 and $65,000 in 1994. At December 31, 1994, 8,300 shares of Valhi common stock, restricted for periods of up to 18 months, were held by Valhi in escrow for employees for the Company.

    Mr. Edward J. Hardin, a director of the Company, is a partner in the law firm of Rogers & Hardin which has provided legal services to the Company. Rogers & Hardin has also provided and may in the future provide legal services to other entities that may be deemed to be controlled by Harold C. Simmons. Fees paid by the Company to Rogers & Hardin were less than $250,000 in each of the past three years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

    Legal proceedings. The Company is involved in various environmental, contractual, product liability and other claims and disputes incidental to its business. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

    Environmental matters. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives and believes that its operations are in substantial compliance with applicable requirements of environmental laws. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. Occasionally resolution of these matters may result in the payment of penalties, but to date such penalties have not involved amounts having a material adverse effect on the Company. The Company does not anticipate significant future expenditures for environmental matters, however the imposition of more strict standards or requirements under environmental laws and resolutions could result in expenditures in excess of amounts currently estimated to be required for such matters.

    Income taxes. The Company is undergoing examinations of certain of its income tax returns, and tax authorities have or may propose tax deficiencies. The Company believes that it has adequately provided accruals for additional income taxes and related interest expense which may ultimately result from such examinations and believes that the ultimate disposition of all such examinations should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    Capital expenditures. At December 31, 1994, the estimated cost to complete capital projects in process approximated $4 million.

    Timber cutting contracts. Deposits are made on timber cutting contracts with public and private sources from which Medite obtains a portion of its timber requirements. Medite records only the cash deposits and advances on these contracts because it does not obtain title to the timber until it has been harvested. At December 31, 1994, timber and log purchase obligations aggregated $9.5 million under agreements expiring principally in 1995.

    Royalties. Royalty expense, which relates principally to fast food operations, was $3.8 million in 1992, $4.0 million in 1993 and $3.9 million in 1994. Fast food royalties are paid to the franchisor based upon a percentage of gross sales, as specified in the franchise agreement related to each individual restaurant.

    Concentrations of credit risk. Medite's sales are made primarily to wholesalers of building materials located principally in the Western United States, Pacific Rim and European countries and Mexico. In each of the past three years, Medite's ten largest customers accounted for approximately one-fourth of its sales with at least seven of such customers in each year located in the U.S.

    National Cabinet Lock's products are sold primarily to original equipment manufacturers in the U.S. and Canada. In each of the past three years, National Cabinet Lock's ten largest customers accounted for approximately one-third of its sales with at least seven of such customers in each year located in the U.S.

    Sybra's restaurants are clustered in four regions, principally Texas, Michigan, Pennsylvania and Florida. All fast food sales are for cash.

    At December 31, 1994, about 25% of the Company's cash and cash equivalents was on deposit with a single Irish bank and 20% was invested in U.S. treasury securities (1993 - 40% on deposit with a single Canadian bank).

    Operating leases. The Company leases various fast food retail and other facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense approximated $5.0 million in each of 1992, 1993 and 1994. Contingent rentals based upon gross sales of individual fast food restaurants were less than 10% of total rent expense in each of the past three years.

    At December 31, 1994, substantially all future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year relate to fast food restaurant facilities.

YEARS ENDING DECEMBER 31,                                                                       AMOUNT
                                                                                            (IN THOUSANDS)

  1995                                                                                             $ 4,631
  1996                                                                                               4,131
  1997                                                                                               3,353
  1998                                                                                               2,521
  1999                                                                                               2,016
  2000 and thereafter                                                                                9,825
                                                                                                    26,477
  Less minimum rentals due under noncancellable subleases                                            1,559

      Net minimum commitments                                                                      $24,918


NOTE 15 - FINANCIAL INSTRUMENTS:

                                                                  DECEMBER 31,             DECEMBER 31,
                                                                      1993                     1994
                                                              CARRYING       FAIR      CARRYING      FAIR
                                                                AMOUNT       VALUE       AMOUNT      VALUE
                                                                            (IN MILLIONS)

Cash and cash equivalents                                       $ 10.4       $ 10.4      $ 23.3      $23.3

Long-term debt (excluding capitalized leases):
  Valcor Senior Notes                                           $100.0       $100.8      $100.0      $89.6
  Medite debt with rates fixed via interest rate swaps            26.0         26.1        26.0       23.3
  Other fixed-rate debt                                            6.3          6.3        26.8       26.0
  Variable rate debt                                              55.1         55.1        55.3       55.3

    Fair value of the Valcor Senior Notes is based upon quoted market prices (per $100 principal amount) of $100.75 at December 31, 1993 and $89.60 at December 31, 1994. See Note 4.

    The fair value of Medite debt on which interest rates have been effectively fixed through the use of interest rate swaps is deemed to approximate the book value of the debt plus or minus the fair value of the related swaps. See Note
4. Fair values of Medite's interest rate swaps are estimated to be a $.1 million payable at December 31, 1993 and a $2.7 million receivable at December 31, 1994, representing the estimated amounts Medite would pay or receive if it were to terminate the swap agreements at those dates, and are based upon quotes obtained from the counter party financial institution.

    Fair values of other fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since the dates the interest rates were fixed. Fair values of variable interest rate debt are deemed to approximate book value.

    Medite entered into certain currency forward contracts to eliminate exchange rate fluctuation risk on the equivalent of approximately $1 million of equipment purchase commitments denominated principally in Deutsche Marks ($4 million at December 31, 1993). Such currency forward contracts effectively fixed the U.S. dollar cost of the related equipment. At December 31, 1993 and 1994, the fair value of the currency contracts, estimated by obtaining quotes from the counter party financial institutions, approximated the contract amount.

NOTE 16 -    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                                 QUARTER ENDED
                                                      MARCH 31       JUNE 30        SEPT. 30        DEC. 31
                                                                         (IN THOUSANDS)

Year ended December 31, 1994

  Net sales                                            $84,746        $98,454        $95,240         $96,938
  Operating income                                      11,844         18,894         17,547          17,986
  Net income                                             4,251          9,069          9,010           8,768

Year ended December 31, 1993

  Net sales                                            $80,128        $87,134        $92,400         $90,647
  Operating income                                      10,338         13,406         13,267          16,444
  Net income                                             6,133          7,680          6,470           8,067

Year ended December 31, 1992

  Net sales                                            $83,077        $90,448        $89,558         $89,586
  Operating income                                       7,415         10,768         10,208          12,803
  Net income                                             5,114          5,784          7,631           7,497





                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder and Board of Directors of Valcor, Inc.:

    Our report on the consolidated financial statements of Valcor, Inc. as of December 31, 1993 and 1994 and for each of the three years in the period ended December 31, 1994 is herein included in this Annual Report on Form 10-K. As discussed in Note 12 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits. We did not audit the financial statements of Medite Corporation, which subsidiary constituted approximately two-thirds of consolidated assets as of December 31, 1993 and 1994 and approximately one-half of consolidated net sales for each of the three years in the period ended December 31, 1994. These statements were audited by other auditors whose report thereon was furnished to us and our opinion expressed herein, insofar as it relates to amounts included for Medite, is based solely upon their report.

    In our opinion, based upon our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 10, 1995







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder and Board of Directors of Medite Corporation:

    We have audited in accordance with generally accepted auditing standards the consolidated financial statements (not presented separately herein) of Medite Corporation as of December 31, 1993 and 1994 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 27, 1995. As discussed in Note 7 to the consolidated financial statements (not presented separately herein), in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in accordance with Statements of Financial Accounting Standards Nos. 106 and 109, respectively. Our audits of the financial statements were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule II (not presented separately herein) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP


Portland, Oregon,
January 27, 1995

                                  VALCOR, INC.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1993 AND 1994

                                 (IN THOUSANDS)


              ASSETS                                                                   1993           1994

Current assets:
  Cash and cash equivalents                                                          $  2,086       $    922
  Demand loans to subsidiaries                                                          2,000         21,250
  Income taxes receivable from affiliates, net                                            530          2,238
  Other                                                                                    11              3

      Total current assets                                                              4,627         24,413

Other assets:
  Investment in subsidiaries                                                          107,385        109,092
  Deferred financing costs                                                              3,368          3,025

      Total other assets                                                              110,753        112,117

                                                                                     $115,380       $136,530

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued interest                                                                   $  1,417       $  1,604
  Payable to affiliates                                                                    56             62
  Other                                                                                    56             14

      Total current liabilities                                                         1,529          1,680

Long-term debt - Senior Notes Due 2003                                                100,000        100,000

Stockholder's equity                                                                   13,851         34,850

                                                                                     $115,380       $136,530

                                  VALCOR, INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)

                                                                         1992           1993          1994

Interest income                                                         $  -           $    23       $ 1,099
General and administrative expenses                                        -               (55)         (172)
Interest expense                                                           -            (1,482)       (9,968)

    Loss before income taxes                                               -            (1,514)       (9,041)

Income tax benefit (expense)                                               (478)           530         5,523
                                                                           (478)          (984)       (3,518)

Equity in earnings of subsidiaries                                       25,570         29,334        34,616

    Income before cumulative effect of
     changes in accounting principles                                    25,092         28,350        31,098

Cumulative effect of changes in
 accounting principles                                                      934           -             -

      Net income                                                        $26,026        $28,350       $31,098


                                  VALCOR, INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                 (IN THOUSANDS)


                                                                        1992            1993          1994

Cash flows from operating activities:
  Net income                                                          $ 26,026       $  28,350      $ 31,098
  Undistributed earnings of subsidiaries:
    Equity in earnings                                                 (25,570)        (29,334)      (34,616)
    Distributions                                                       21,114          56,382        32,380
  Other, net                                                               (10)             57           343
  Change in assets and liabilities, net                                   -                988        (1,549)
  Cumulative change in accounting principles                              (934)           -             -

      Net cash provided by operating
       activities                                                       20,626          56,443        27,656

Cash flows from investing activities - loans
 to subsidiaries, net                                                     -             (2,000)      (19,250)

Cash flows from financing activities:
  Additions to long-term debt                                             -            100,000          -
  Dividends to Valhi                                                   (21,114)       (148,932)       (9,570)
  Other, net                                                               488          (3,425)         -

      Net cash used by financing activities                            (20,626)        (52,357)       (9,570)

Net increase (decrease) in cash                                           -              2,086        (1,164)
Balance at beginning of year                                              -               -            2,086

Cash and cash equivalents at end of year                              $   -          $   2,086      $    922

Supplemental disclosures - cash paid
 (received) for:
  Interest expense                                                    $   -          $       8      $  9,438
  Income taxes, net                                                        488            -           (3,811)

                                  VALCOR, INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -     GENERAL:

    The Company's Consolidated Financial Statements are incorporated herein by reference.

NOTE 2 -     INVESTMENT IN SUBSIDIARIES:

                                                                                    DECEMBER 31,
                                                                                       1993           1994
                                                                                        (IN THOUSANDS)

Medite                                                                               $ 59,393       $ 54,940
National Cabinet Lock                                                                  19,377         26,187
Sybra                                                                                  28,615         27,965

                                                                                     $107,385       $109,092

NOTE 3 -     EQUITY IN EARNINGS OF SUBSIDIARIES:

                                                                      YEARS ENDED DECEMBER 31,
                                                                         1992           1993          1994
                                                                                 (IN THOUSANDS)

Medite                                                                  $14,566        $14,894       $18,347
National Cabinet Lock                                                     6,685          9,528        11,919
Sybra                                                                     4,319          4,912         4,350

                                                                        $25,570        $29,334       $34,616

NOTE 4 -     DIVIDENDS FROM SUBSIDIARIES:

                                                                       YEARS ENDED DECEMBER 31,
                                                                           1992          1993         1994
                                                                                   (IN THOUSANDS)

Medite, net                                                               $12,000       $47,000      $22,800
National Cabinet Lock                                                       4,114         4,382        4,580
Sybra                                                                       5,000         5,000        5,000

                                                                          $21,114       $56,382      $32,380

NOTE 5 -     CASH PAID FOR INCOME TAXES:

                                                                       YEARS ENDED DECEMBER 31,
                                                                          1992           1993          1994
                                                                                  (IN THOUSANDS)

Received from subsidiaries:
  Medite                                                                 $2,373        $ 7,435       $ 8,140

  National Cabinet Lock                                                   1,919          3,002         3,506
  Sybra                                                                   2,963          3,857         3,465
                                                                          7,255         14,294        15,111

Paid to:
  Valhi                                                                   7,623         14,294        11,300
  Tax authorities                                                           120           -             -
                                                                          7,743         14,294        11,300

    Cash paid (received) for income taxes, net                           $  488        $  -          $(3,811)


    Medite's Irish subsidiary (Medite of Europe Limited) and National Cabinet Lock's Canadian subsidiary (Waterloo Furniture Components Limited) are not members of the consolidated federal income tax group of which Valcor, Medite, Sybra and National Cabinet Lock are members.

NOTE 6 -     CHANGES IN ACCOUNTING PRINCIPLES:

    The Company adopted both SFAS No. 106 (OPEB) and SFAS No. 109 (income taxes) as of January 1, 1992, applied SFAS No. 109 prospectively and elected immediate recognition of the OPEB transition obligation.

                                                                                                   AMOUNT
                                                                                         (IN THOUSANDS)

Increase (decrease) in net assets at January 1, 1992:
  Investment in subsidiaries, principally Medite                                                   $1,237
  Deferred income taxes, net                                                                         (303)

                                                                                                   $  934

                                               VALCOR, INC.

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              (IN THOUSANDS)

                                                                                                        ADDITIONS
                                                                                     BALANCE AT        CHARGED TO
                                                                                     BEGINNING          COSTS AND
          DESCRIPTION                                                                 OF YEAR           EXPENSES

Year ended December 31, 1992:
  Allowance for doubtful accounts                                                           $1,122             $  566

  Amortization of intangible assets:
    Goodwill                                                                                $  677             $  165
    Franchise fees and other                                                                 3,893              1,550

                                                                                            $4,570             $1,715

Year ended December 31, 1993:
  Allowance for doubtful accounts                                                           $1,223             $   11

  Amortization of intangible assets:
    Goodwill                                                                                $  842             $  166
    Franchise fees and other                                                                 5,424              1,571

                                                                                            $6,266             $1,737

Year ended December 31, 1994:
  Allowance for doubtful accounts                                                           $  888             $  184

  Amortization of intangible assets:
    Goodwill                                                                                $1,008             $  172
    Franchise fees and other                                                                 6,848              1,423

                                                                                            $7,856             $1,595

                                                                                                           BALANCE
                                                                                                           AT END
          DESCRIPTION                                                                DEDUCTIONS            OF YEAR

Year ended December 31, 1992:
  Allowance for doubtful accounts                                                          $  (465)         $1,223

  Amortization of intangible assets:
    Goodwill                                                                               $  -             $  842
    Franchise fees and other                                                                   (19)          5,424

                                                                                           $   (19)         $6,266

Year ended December 31, 1993:
  Allowance for doubtful accounts                                                          $  (346)         $  888

  Amortization of intangible assets:
    Goodwill                                                                               $  -             $1,008
    Franchise fees and other                                                                  (147)          6,848

                                                                                           $  (147)         $7,856

Year ended December 31, 1994:
  Allowance for doubtful accounts                                                          $  (502)         $  570

  Amortization of intangible assets:
    Goodwill                                                                               $  -             $1,180
    Franchise fees and other                                                                  (900)          7,371

                                                                                           $  (900)         $8,551