Form 10-Q
period 1995-03-31
VALCOR INC
filed 1995-05-10
CIK 905894

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED MARCH 31, 1995           COMMISSION FILE NUMBER 33-63044




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

                                  VALCOR, INC.

                                      INDEX




                                                                       PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1994
          and March 31, 1995                                            3-4

         Consolidated Statements of Income - Three
          months ended March 31, 1994 and 1995                           5

         Consolidated Statements of Cash Flows - Three
          months ended March 31, 1994 and 1995                           6

         Consolidated Statement of Stockholder's Equity -
          Three months ended March 31, 1995                              7

         Notes to Consolidated Financial Statements                     8-11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       12-15

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.                            15

                                  VALCOR, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                        December 31,         March 31,
                                                                                1994                1995

Current assets:
  Cash and cash equivalents                                                      $ 23,256           $ 18,594
  Accounts and notes receivable                                                    26,888             34,520
  Receivable from affiliates                                                        4,285              1,037
  Inventories                                                                      31,016             28,418
  Prepaid expenses                                                                  3,553              3,384
  Deferred income taxes                                                             1,595              2,368

      Total current assets                                                         90,593             88,321

Other assets:
  Timber and timberlands                                                           53,114             53,704
  Intangible assets                                                                19,202             18,741
  Other                                                                            11,947             12,053

      Total other assets                                                           84,263             84,498

Property and equipment:
  Land                                                                             19,186             20,750
  Buildings                                                                        44,345             45,304
  Equipment                                                                       177,790            178,358
  Construction in progress                                                          2,001              4,043
                                                                                  243,322            248,455
  Less accumulated depreciation                                                    97,483            100,884

      Net property and equipment                                                  145,839            147,571

                                                                                 $320,695           $320,390

                                  VALCOR, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)

   LIABILITIES AND STOCKHOLDER'S EQUITY                                     December 31,         March 31,
                                                                                1994                1995

Current liabilities:
  Current maturities of long-term debt                                           $ 12,738           $ 13,882
  Accounts payable                                                                 16,207             17,597
  Accrued liabilities                                                              24,430             24,066
  Payable to affiliates                                                                69                 39
  Income taxes                                                                      1,318                903

      Total current liabilities                                                    54,762             56,487

Noncurrent liabilities:
  Long-term debt                                                                  201,796            194,743
  Deferred income taxes                                                            25,938             26,009
  Other                                                                             3,349              3,737

      Total noncurrent liabilities                                                231,083            224,489

Stockholder's equity:
  Common stock                                                                          1                  1
  Additional paid-in capital                                                          520                520
  Retained earnings                                                                34,623             39,204
  Currency translation adjustment                                                    (294)              (311)

      Total stockholder's equity                                                   34,850             39,414

                                                                                 $320,695           $320,390



[FN]
Commitments and contingencies (Note 8)


                                  VALCOR, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995

                                 (IN THOUSANDS)

                                                                                     1994             1995

Revenues and other income:
  Net sales                                                                         $84,746         $105,546
  Other, net                                                                            643              920
                                                                                     85,389          106,466

Costs and expenses:
  Cost of sales                                                                      67,601           82,822
  Selling, general and administrative                                                 5,960            7,643
  Interest                                                                            4,288            4,973
                                                                                     77,849           95,438

    Income before income taxes                                                        7,540           11,028

Provision for income taxes                                                            3,289            4,275

      Net income                                                                    $ 4,251         $  6,753

                                  VALCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1995

                                 (IN THOUSANDS)


                                                                                       1994           1995

Cash flows from operating activities:
  Net income                                                                         $  4,251       $  6,753
  Depreciation, depletion and amortization                                              3,993          4,921
  Deferred income taxes                                                                   484           (771)
  Other, net                                                                              187            372
                                                                                        8,915         11,275
  Change in assets and liabilities:
    Accounts and notes receivable                                                      (2,135)        (7,657)
    Inventories                                                                           662          2,598
    Accounts payable and accrued liabilities                                            3,130          3,084
    Accounts with affiliates                                                              574          3,218
    Other, net                                                                         (1,397)          (512)

        Net cash provided by operating activities                                       9,749         12,006

Cash flows from investing activities:
  Capital expenditures                                                                 (9,147)        (8,562)
  Other, net                                                                              (47)            (8)

        Net cash used by investing activities                                          (9,194)        (8,570)

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                         30,316          8,680
    Principal payments                                                                (23,518)       (14,589)
  Dividends                                                                              -            (2,172)

      Net cash provided (used) by financing activities                                  6,798         (8,081)

Net increase (decrease)                                                                 7,353         (4,645)
Currency translation                                                                     (219)           (17)
Cash and cash equivalents at beginning of period                                       10,363         23,256

      Cash and cash equivalents at end of period                                     $ 17,497       $ 18,594

Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized                                                 $ 1,721        $ 2,615
  Income taxes                                                                          2,899          2,234


                                  VALCOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                        THREE MONTHS ENDED MARCH 31, 1995

                                 (IN THOUSANDS)

                                                      ADDITIONAL                  CURRENCY        TOTAL
                                             COMMON    PAID-IN      RETAINED     TRANSLATION   STOCKHOLDER'S
                                             STOCK     CAPITAL      EARNINGS     ADJUSTMENT       EQUITY

Balance at December 31, 1994                   $1        $520         $34,623       $(294)        $34,850

Net income                                      -          -            6,753         -             6,753
Dividends                                       -          -           (2,172)        -            (2,172)
Currency translation adjustment, net            -          -             -            (17)            (17)

Balance at March 31, 1995                      $1        $520         $39,204       $(311)        $39,414


                                  VALCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1995 and the consolidated statements of income, cash flows and stockholder's equity for the interim periods ended
March 31, 1994 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Annual Report"). Commitments and contingencies are discussed in Note 8, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1994 Annual Report.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                        1994           1995
                                                                                        (IN MILLIONS)

Net sales:
  Building products - Medite Corporation                                               $40.0         $ 58.6
  Hardware products - National Cabinet Lock, Inc.                                       18.0           20.1
  Fast food - Sybra, Inc.                                                               26.7           26.8

                                                                                       $84.7         $105.5

Operating income:
  Building products                                                                    $ 5.1         $ 10.3
  Hardware products                                                                      5.1            5.5
  Fast food                                                                              1.6            1.1

    Total operating income                                                              11.8           16.9
Interest expense                                                                        (4.3)          (5.0)
Corporate expenses, net                                                                  -              (.9)

    Income before income taxes                                                         $ 7.5         $ 11.0


NOTE 3 -     INVENTORIES:

                                                                             DECEMBER 31,        MARCH 31,
                                                                                 1994               1995
                                                                                    (IN THOUSANDS)

Raw materials:
  Building products                                                               $13,050            $10,169
  Hardware products                                                                 1,313              1,545
  Fast food                                                                         1,426              1,230
                                                                                   15,789             12,944

In process products:
  Building products                                                                 1,481              1,584
  Hardware products                                                                 4,437              4,331
                                                                                    5,918              5,915

Finished products:
  Building products                                                                 2,711              2,508
  Hardware products                                                                 2,510              2,661
                                                                                    5,221              5,169

Supplies                                                                            4,088              4,390

                                                                                  $31,016            $28,418

NOTE 4 -     ACCRUED LIABILITIES:

                                                                             DECEMBER 31,        MARCH 31,
                                                                                 1994               1995
                                                                                    (IN THOUSANDS)

Current accrued liabilities:
  Employee benefits                                                               $ 9,978            $ 7,686
  Interest                                                                          2,221              4,356
  Insurance claims and expenses                                                     3,412              2,880
  Equipment purchases                                                               2,157                443
  Other                                                                             6,662              8,701

                                                                                  $24,430            $24,066

Other noncurrent liabilities:
  Insurance claims and expenses                                                   $ 1,339            $ 1,339
  Accrued OPEB cost                                                                   298                298
  Other                                                                             1,712              2,100

                                                                                  $ 3,349            $ 3,737

NOTE 5 - LONG-TERM DEBT:

                                                                           DECEMBER 31,        MARCH 31,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Valcor - 95/8% Senior Notes Due 2003                                              $100,000         $100,000

Medite:
  Bank term loans                                                                    89,411           81,411
  Bank working capital facilities                                                     8,802            6,656
  Other                                                                               4,360            4,311
                                                                                    102,573           92,378

Other:
  Sybra bank credit agreements                                                        5,500           10,000
  Sybra capital lease obligations                                                     6,321            6,117
  National Cabinet Lock capital lease obligation                                        140              130

                                                                                     11,961           16,247
                                                                                    214,534          208,625
Less current maturities                                                              12,738           13,882

                                                                                   $201,796         $194,743

NOTE 6 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                                             DECEMBER 31,        MARCH 31,
                                                                                 1994               1995
                                                                                    (IN THOUSANDS)

Intangible assets:
  Goodwill                                                                        $ 5,328            $ 5,285
  Franchise fees                                                                    6,299              6,109
  Other                                                                             7,575              7,347

                                                                                  $19,202            $18,741
Other assets:
  Deferred financing costs                                                        $ 3,537            $ 3,375
  Prepaid pension cost                                                              4,363              4,448
  Property held for sale                                                            3,979              3,984
  Other                                                                                68                246

                                                                                  $11,947            $12,053

NOTE 7 - PROVISION FOR INCOME TAXES:

                                                                                  Three months ended
                                                                                       March 31,
                                                                                         1994           1995
                                                                                          (In millions)

Expected tax expense                                                                     $2.6          $ 3.9
Non-U.S. tax rates                                                                        (.4)          (1.4)
Incremental tax on non-U.S. earnings                                                      1.0            1.5
State income taxes and other, net                                                          .1             .3

                                                                                         $3.3          $ 4.3

NOTE 8 -     COMMITMENTS AND CONTINGENCIES:

    At March 31, 1995, the estimated cost to complete capital projects in process approximated $6.3 million, most of which relates to new Sybra stores and productivity-enhancing equipment at Medite.

    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. At March 31, 1995, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $1.7 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

    Medite has entered into the equivalent of approximately $9 million of forward currency contracts to mitigate certain exchange rate fluctuation risk for a portion of its future sales denominated in European Currency Units. These contracts expire throughout 1995 and the counter parties are major international financial institutions. At March 31, 1995, the aggregate fair value of these contracts, based upon quotes obtained from the counter party institutions, approximated the aggregate contract amount.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

OVERVIEW

    Net income was $6.7 million for the first quarter of 1995, up 59% from the first quarter of 1994. Operating income increased 43% to $16.9 million on a 25% increase in sales to $105.5 million. The Company's overall operating income margin was 16% in the first quarter, up from 14% last year. These improvements were primarily driven by higher selling prices and volumes for medium density fiberboard ("MDF").

BUILDING PRODUCTS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1994           1995         % CHANGE
                                                                        (IN MILLIONS)

Net sales:
  Medium density fiberboard                                             $31.2          $45.5        + 46%
  Traditional timber products                                             9.2           13.6        + 48%
  Eliminations                                                            (.4)           (.5)

                                                                        $40.0          $58.6        + 46%

Operating income:
  Medium density fiberboard                                             $ 5.7          $ 9.6        + 70%
  Traditional timber products                                             (.6)            .7

                                                                        $ 5.1          $10.3        +101%
Operating income margins:
  Medium density fiberboard                                             18.2%          21.2%
  Traditional timber products                                           -5.9%           5.1%
    Aggregate margin                                                    12.8%          17.6%

    MDF volume increased 13% (specialty products +23% and standard products +11%) principally due to production from Medite's expanded Irish MDF plant completed in October 1994. Average MDF selling prices (in billing currency terms) were 24% above year-ago levels due to the combined effect of higher product selling prices and product mix, however the Company has recently experienced some softening in customer orders and lower prices quoted by competitors. The expanded MDF plant in Ireland is expected to continue to result in higher year-to-year volume comparisons for both specialty and standard products.

    MDF margins improved from 18% to 21% as average selling price increases outpaced increases in per-unit costs. Wood costs continue to be influenced by recent increases in demand from paper and pulp producers while resin costs rose throughout 1994 due to shortages of methanol, a primary element in resin manufacture. Recent declines in methanol prices are beginning to result in some reductions in resin prices. Fluctuations in the value of the U.S. dollar relative to other currencies increased MDF sales by approximately $2 million in the first quarter of 1995 compared to the same period in 1994, and similarly contributed to the increase in average per-unit MDF costs.

    Traditional timber products results improved due primarily to the net effect of higher veneer sales volume, higher log and veneer selling prices and lower selling prices for stud lumber. Operating results in 1994 were also adversely impacted by startup costs associated with Medite's Rogue River veneer and chipping plant.

HARDWARE PRODUCTS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1994           1995         % CHANGE
                                                                         (IN MILLIONS)

Net sales                                                               $18.0          $20.1        +12%
Operating income                                                          5.1            5.5        + 8%

Operating income margin                                                 28.3%          27.3%


    Volumes increased in each of the Company's three major hardware products lines (locks, computer keyboard/workstation supports and drawer slides). Operating margins were impacted slightly by higher raw material costs (zinc, copper and steel). In response to the higher material costs, certain selling prices were increased in April 1995. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar have continued to favorably impact operating results. National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components support arm and drawer slide lines.

FAST FOOD

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      1994           1995         % CHANGE
                                                                         (IN MILLIONS)

Net sales                                                               $26.7          $26.8        + 0%
Operating income                                                          1.6            1.1        -34%

Operating income margin                                                  6.0%           3.9%


    The fast food industry continues to be very competitive. Same store sales declined 2.5% in 1995 as declines in Sybra's Michigan and Florida regions more than offset increases in other regions. Despite stable to lower food costs, higher marketing and labor costs hampered operating margins. Sybra's competitive responses have been to increase promotions and discounts, and demand for labor has been strong in all of the Company's markets.

    During the first quarter of 1995, Sybra opened one new store and closed five stores and at March 31, 1995 operated a total of 158 Arby's restaurants. Sybra expects to open four new Arby's restaurants in the second quarter and three to five more during the last half of 1995. In addition, it may close one or two more stores later in the year.

OTHER

    Interest expense increased due to higher average borrowing levels associated primarily with facilities expansion and higher average variable borrowing rates. Approximately $159 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The average interest rate on the $50 million of floating rate borrowings outstanding at March 31, 1995 was 7.9% (7.8% at December 31, 1994 and 5.4% at December 31, 1993).

    Income tax rates vary by jurisdiction (country and/or state) and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

    Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities increased 26% to $11.3 million, reflecting the Company's improved operating results. Changes in assets and liabilities result primarily from the timing of production, sales and purchases and generally tend to even out over time.

    Cash flows from investing and financing activities. Lower capital spending resulting from completion of the Irish MDF plant expansion was offset in part by higher spending by Sybra for new stores. Net repayments of indebtedness in 1995 and net borrowings during the 1994 period relate to changes in outstanding revolving borrowings and cash balances.

    Revolving credit facilities. Effective March 31, 1995, Sybra obtained an $8 million increase in its revolving credit facilities for its expansion and remodeling programs. Including this increase, unused credit available under existing facilities approximated $44 million.

    Other. In addition to the recent completion of the second MDF production line in Ireland, Medite intends to add other new MDF production capacity during the next two to three years. Although there are no plans or arrangements in place with respect to such MDF capacity additions, Medite is actively exploring expansion opportunities through acquisitions, strategic joint ventures and new construction. The Company also continues to explore additional expansion and/or acquisition opportunities for its high-margin hardware products business.

    Sybra's Consolidated Development Agreement with Arby's, Inc. requires Sybra to open another 20 new stores through 1997 in its existing markets. Sybra currently anticipates that its planned expansion program will meet or exceed the CDA requirements.

    Valcor's operations are conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries, the realization of its investments through the sale of interests in such entities and investment income. Various credit agreements to which Valcor's subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. Valcor has not guaranteed any indebtedness of its subsidiaries. The Company believes that future distributions from its subsidiaries will be sufficient to enable Valcor to meet its obligations.

    Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note indenture. In May 1995 Valcor declared a $4.1 million dividend to Valhi, which amount approximated dividend availability at March 31, 1995.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company may also evaluate acquisitions of interests in, or combinations with, companies related to its current businesses. The Company and its subsidiaries intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company and its subsidiaries. In this regard, the Valcor Senior Note Indenture contains limitations on the ability of the Company and its subsidiaries to incur additional indebtedness. In April 1995, due to unfavorable market conditions, Valhi withdrew its proposed public offering of Medite common stock.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the three-month period ended March 31, 1995.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1995 and the month of April 1995:

        January 30, 1995 - Reported Items 5 and 7.
        April 25, 1995   - Reported Items 5 and 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                VALCOR, INC.
                                               (Registrant)



Date   May 9, 1995                    By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   May 9, 1995                    By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                VALCOR, INC.
                                               (Registrant)



Date   May 9, 1995                    By
                                         William C. Timm

                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   May 9, 1995                    By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)