Form 10-Q
period 1995-06-30
VALCOR INC
filed 1995-08-01
CIK 905894

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 33-63044




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

                                  VALCOR, INC.

                                      INDEX




                                                                       PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1994
          and June 30, 1995                                             3-4

         Consolidated Statements of Income - Three months
          and six months and ended June 30, 1994 and 1995                5

         Consolidated Statements of Cash Flows - Six months
          ended June 30, 1994 and 1995                                   6

         Consolidated Statement of Stockholder's Equity -
          Six months ended June 30, 1995                                 7

         Notes to Consolidated Financial Statements                     8-11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       12-15

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                           16

  Item 6.  Exhibits and Reports on Form 8-K.                            16



                                  VALCOR, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


              ASSETS                                                        December 31,          June 30,
                                                                                1994                1995

Current assets:
  Cash and cash equivalents                                                      $ 23,256           $ 22,812
  Accounts and notes receivable                                                    26,888             28,681
  Receivable from affiliates                                                        4,285              3,713
  Inventories                                                                      31,016             34,920
  Prepaid expenses                                                                  3,553              3,117
  Deferred income taxes                                                             1,595              3,154

      Total current assets                                                         90,593             96,397

Other assets:
  Timber and timberlands                                                           53,114             53,523
  Intangible assets                                                                19,202             18,640
  Other                                                                            11,947             12,152

      Total other assets                                                           84,263             84,315

Property and equipment:
  Land                                                                             19,186             21,352
  Buildings                                                                        44,345             47,286
  Equipment                                                                       177,790            177,925
  Construction in progress                                                          2,001              3,275
                                                                                  243,322            249,838
  Less accumulated depreciation                                                    97,483            104,958

      Net property and equipment                                                  145,839            144,880

                                                                                 $320,695           $325,592

                                  VALCOR, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)


   LIABILITIES AND STOCKHOLDER'S EQUITY                                     December 31,          June 30,
                                                                                1994                1995

Current liabilities:
  Current maturities of long-term debt                                           $ 12,738           $ 21,213
  Accounts payable                                                                 16,207             17,303
  Accrued liabilities                                                              24,430             24,649
  Payable to affiliates                                                                69                 36
  Income taxes                                                                      1,318                989

      Total current liabilities                                                    54,762             64,190

Noncurrent liabilities:
  Long-term debt                                                                  201,796            189,037
  Deferred income taxes                                                            25,938             26,180
  Other                                                                             3,349              3,897

      Total noncurrent liabilities                                                231,083            219,114

Stockholder's equity:
  Common stock                                                                          1                  1
  Additional paid-in capital                                                          520                520
  Retained earnings                                                                34,623             41,870
  Currency translation adjustment                                                    (294)              (103)

      Total stockholder's equity                                                   34,850             42,288

                                                                                 $320,695           $325,592


[FN]
Commitments and contingencies (Note 8)


                                  VALCOR, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                           1994        1995             1994          1995

Revenues and other income:
  Net sales                                               $98,454     $97,434         $183,200      $202,980
  Other, net                                                  698         793            1,341         1,713
                                                           99,152      98,227          184,541       204,693

Costs and expenses:
  Cost of sales                                            74,690      76,215          142,291       159,037
  Selling, general and administrative                       5,553       6,531           11,513        14,174
  Interest                                                  4,357       4,908            8,645         9,881
                                                           84,600      87,654          162,449       183,092

    Income before income taxes                             14,552      10,573           22,092        21,601

Provision for income taxes                                  5,483       3,843            8,772         8,118

      Net income                                          $ 9,069     $ 6,730         $ 13,320       $13,483


                                  VALCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1994 AND 1995

                                 (IN THOUSANDS)


                                                                                       1994           1995

Cash flows from operating activities:
  Net income                                                                         $ 13,320       $ 13,483
  Depreciation, depletion and amortization                                              8,294          9,978
  Deferred income taxes                                                                   871         (1,576)
  Other, net                                                                              198            564
                                                                                       22,683         22,449
  Change in assets and liabilities:
    Accounts and notes receivable                                                      (5,917)        (1,922)
    Inventories                                                                         1,909         (3,904)
    Accounts payable and accrued liabilities                                            5,349          3,228
    Accounts with affiliates                                                              631            539
    Other, net                                                                         (1,755)          (194)

        Net cash provided by operating activities                                      22,900         20,196

Cash flows from investing activities:
  Capital expenditures                                                                (25,901)       (13,249)
  Other, net                                                                             (141)            23

        Net cash used by investing activities                                         (26,042)       (13,226)

Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                                         45,518         21,636
    Principal payments                                                                (35,272)       (25,920)
  Dividends                                                                            (1,547)        (6,236)
  Foreign government grants                                                              -             2,916

      Net cash provided (used) by financing activities                                  8,699         (7,604)

Net increase (decrease)                                                                 5,557           (634)
Currency translation                                                                     (294)           190
Cash and cash equivalents at beginning of period                                       10,363         23,256

      Cash and cash equivalents at end of period                                     $ 15,626       $ 22,812

Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized                                                 $ 7,901       $  8,739
  Income taxes                                                                          7,693          9,524


                                  VALCOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                         SIX MONTHS ENDED JUNE 30, 1995

                                 (IN THOUSANDS)



                                                      ADDITIONAL                  CURRENCY        TOTAL
                                             COMMON    PAID-IN      RETAINED     TRANSLATION   STOCKHOLDER'S
                                             STOCK     CAPITAL      EARNINGS     ADJUSTMENT       EQUITY

Balance at December 31, 1994                   $1        $520         $34,623       $(294)        $34,850

Net income                                      -          -           13,483         -            13,483
Dividends                                       -          -           (6,236)        -            (6,236)
Other                                           -          -             -            191             191

Balance at June 30, 1995                       $1        $520         $41,870       $(103)        $42,288


                                  VALCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1995 and the consolidated statements of income, cash flows and stockholder's equity for the interim periods ended
June 30, 1994 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Annual Report"). Commitments and contingencies are discussed in Note 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Legal Proceedings" and the 1994 Annual Report.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                                          1994        1995              1994         1995
                                                                          (In millions)
Net sales:
  Building products - Medite
   Corporation                                            $53.4       $49.4            $ 93.4       $108.0
  Hardware products - National
   Cabinet Lock, Inc.                                      17.5        19.3              35.5         39.4
  Fast food - Sybra, Inc.                                  27.6        28.8              54.3         55.6

                                                          $98.5       $97.5            $183.2       $203.0

Operating income:
  Building products                                       $11.6       $ 8.3            $ 16.7       $ 18.6
  Hardware products                                         5.0         5.1              10.1         10.6
  Fast food                                                 2.3         1.8               3.9          2.9

    Total operating income                                 18.9        15.2              30.7         32.1
Interest expense                                           (4.3)       (4.9)             (8.6)        (9.9)
Corporate, net                                              -            .3               -            (.6)


    Income before income taxes                            $14.6       $10.6            $ 22.1       $ 21.6


NOTE 3 -     INVENTORIES:

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1994               1995
                                                                                    (IN THOUSANDS)

Raw materials:
  Building products                                                               $13,050            $10,018
  Hardware products                                                                 1,313              1,351
  Fast food                                                                         1,426              1,240
                                                                                   15,789             12,609

In process products:
  Building products                                                                 1,481              2,295
  Hardware products                                                                 4,437              4,305
                                                                                    5,918              6,600

Finished products:
  Building products                                                                 2,711              7,877
  Hardware products                                                                 2,510              2,724
                                                                                    5,221             10,601

Supplies                                                                            4,088              5,110

                                                                                  $31,016            $34,920

NOTE 4 -     ACCRUED LIABILITIES:

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1994               1995
                                                                                    (IN THOUSANDS)

Current accrued liabilities:
  Employee benefits                                                               $ 9,978             $8,626
  Interest                                                                          2,221              2,937
  Insurance claims and expenses                                                     3,412              2,820
  Equipment purchases                                                               2,157                220
  Other                                                                             6,662             10,046

                                                                                  $24,430            $24,649

Other noncurrent liabilities:
  Insurance claims and expenses                                                   $ 1,339            $ 1,341
  Accrued OPEB cost                                                                   298                298
  Other                                                                             1,712              2,258

                                                                                  $ 3,349            $ 3,897

NOTE 5 - LONG-TERM DEBT:

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1994              1995
                                                                                      (IN THOUSANDS)

Valcor - 95/8% Senior Notes Due 2003                                              $100,000         $100,000

Medite:
  Bank term loans                                                                    89,411           78,411
  Bank working capital facilities                                                     8,802            6,824
  Other                                                                               4,360            4,256
                                                                                    102,573           89,491


Other:
  Sybra bank credit agreements                                                        5,500           14,728
  Sybra capital leases                                                                6,321            5,912
  National Cabinet Lock capital leases                                                  140              119
                                                                                     11,961           20,759
                                                                                    214,534          210,250
Less current maturities                                                              12,738           21,213

                                                                                   $201,796         $189,037

NOTE 6 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1994               1995
                                                                                    (IN THOUSANDS)

Intangible assets:
  Goodwill                                                                        $ 5,328            $ 5,244
  Franchise fees                                                                    6,299              6,104
  Other                                                                             7,575              7,292

                                                                                  $19,202            $18,640
Other assets:
  Deferred financing costs                                                        $ 3,537            $ 3,245
  Prepaid pension cost                                                              4,363              4,514
  Other                                                                             4,047              4,393

                                                                                  $11,947            $12,152

NOTE 7 - PROVISION FOR INCOME TAXES:

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                         1994           1995
                                                                                          (IN MILLIONS)

Expected tax expense                                                                     $7.7          $ 7.6
Non-U.S. tax rates                                                                        (.8)          (2.5)
Incremental tax on non-U.S. earnings                                                      1.4            2.8
State income taxes and other, net                                                          .5             .2

                                                                                         $8.8          $ 8.1

NOTE 8 -     COMMITMENTS AND CONTINGENCIES:

    At June 30, 1995, the estimated cost to complete capital projects in process approximated $4 million, most of which relates to new Sybra stores.

    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. At June 30, 1995, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $.7 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

    Medite has entered into the equivalent of approximately $6 million of forward currency contracts to mitigate certain exchange rate fluctuation risk for a portion of its future sales denominated in European Currency Units. These contracts expire throughout 1995 and the counter parties are major international financial institutions. At June 30, 1995, the aggregate fair value of these contracts, based upon quotes obtained from the counter party institutions, approximated the aggregate contract amount.

    See Part II, Item 1 - "Legal Proceedings."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

OVERVIEW

    Net income of $13.5 million for the first six months of 1995 slightly exceeded the $13.3 million reported for the first half of 1994. For the second quarter of 1995, net income was $6.8 million compared to net income of $9.1 million in the 1994 second quarter. A softening of MDF markets contributed to the decline in earnings compared to the first quarter of 1995 while a significant reduction in log sales was a major factor contributing to the decline in second quarter earnings compared to last year.

BUILDING PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,          %               June 30,           %
                                                 1994       1995     Change        1994       1995     Change
                                                  (In millions)                     (In millions)
Net sales:
  Medium density fiberboard                      $32.3      $37.5     +16%         $63.5      $ 83.0    +31%
  Traditional timber products                     21.3       12.2     -43%          30.5        25.8    -16%
  Eliminations                                     (.2)       (.3)                   (.6)        (.8)

                                                 $53.4      $49.4     - 7%         $93.4      $108.0    +16%

Operating income:
  Medium density fiberboard                      $ 7.3      $ 7.2     - 1%         $13.0      $ 16.8    +30%
  Traditional timber products                      4.3        1.1     -75%           3.7         1.8    -53%

                                                 $11.6      $ 8.3     -28%         $16.7      $ 18.6    +11%

Operating income margins:
  Medium density fiberboard                        23%        19%                    20%         20%
  Traditional timber products                      20%         9%                    12%          7%
    Aggregate margin                               22%        17%                    18%         17%

    Average MDF selling prices (in billing currency terms) for the first half of 1995 were 20% above year-ago levels. MDF volume increased 4% (specialty products +2% and standard products +5%) in the first six months of 1995. However, during the second quarter of 1995 the Company experienced softening in customer orders and selling prices which resulted in increased MDF sales into non-core, lower-margin markets and to price discounts in certain areas. Consequently, compared to the first quarter of 1995, second quarter 1995 aggregate MDF sales volume was down 18% with the overall average selling price essentially flat.

    MDF margins declined in 1995 as a 21% increase in per-unit costs offset the higher average selling prices. Increased wood costs continue to be influenced in part by competing demand from paper and pulp producers. Standard resin costs, while still high, are moderating and have recovered about one-half of last year's increases. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for about five percentage points of the increase in both average MDF selling prices and per-unit MDF costs.

    Traditional timber products results declined as the significantly lower sales volume of logs and lower lumber selling prices more than offset higher veneer volume and prices. The decline in log sales is in part due to relative timing of logging. In 1995, the majority of logging is scheduled for the last half of the year whereas in 1994 about 60% of the year's log sales were in the second quarter.

    The Company believes general economic conditions and expectations in North America and in key European markets contributed to the recent decline in MDF customer orders. Further industry capacity additions are expected in Europe during 1995 and Medite's MDF operating rates for the last half of 1995 may be lower than in the comparable 1994 period.

HARDWARE PRODUCTS

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1994       1995    % Change       1994       1995    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $17.5      $19.3     +10%         $35.5       $39.4    +11%
Operating income                                   5.0        5.1     + 1%          10.1        10.6    + 5%

Operating income margin                            29%        26%                    28%         27%


    Volumes have continued to increase in the computer keyboard/workstation products and drawer slides product lines. Lock sales declined slightly in the second quarter as volume from a government agency contract completed in March 1995 has not as yet been fully replaced. Operating margins declined as higher raw material costs (zinc, copper and steel) were only partially recovered by responsive selling price increases. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar have continued to favorably impact operating results. National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components workstation and drawer slide lines.

FAST FOOD

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1994       1995    % Change       1994       1995    % Change
                                                 (In millions)                      (In millions)

Net sales                                        $27.6      $28.8     + 4%         $54.3       $55.6    + 2%
Operating income                                   2.3        1.8     -19%           3.9         2.9    -25%

Operating income margin                             8%         7%                     7%          5%

    The higher sales level resulted from new restaurants as same store sales declined 1.4% in the first six months of 1995. Despite stable to lower food costs, competitive promotions and discounts along with higher labor costs continued to hamper operating results. During the first six months of 1995, Sybra opened five new stores and closed seven stores and at June 30, 1995 operated a total of 160 Arby's restaurants. Sybra expects to open three to five new stores during the last half of 1995 and may close three or four more under performing restaurants later in the year.

OTHER

    Interest expense increased due to higher average borrowing levels associated primarily with facilities expansion and higher average variable borrowing rates. Approximately $159 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The average interest rate on the $52 million of variable rate borrowings outstanding at June 30, 1995 was 7.7% (7.8% at December 31, 1994 and 5.4% at December 31, 1993).

    Income tax rates vary by jurisdiction (country and/or state) and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

    Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities in the first six months of 1995 approximated that of the same period in 1994. The relative changes in inventory levels related in large part to finished MDF as production volume was approximately 8% greater than MDF sales volume during the first half of 1995 whereas sales slightly exceeded production in the comparable 1994 period.

    Cash flows from investing and financing activities. Lower capital spending resulting from completion of the Irish MDF plant expansion was offset in part by higher spending for new Sybra stores. Capital expenditures for all of 1995 are estimated at approximately $32 million, down from $46 million in calendar 1994.

    Net repayments of indebtedness in 1995 included use of free cash flow to reduce revolving borrowings while net borrowings in the first half of 1994 included $8 million of project financing for Medite's Irish MDF plant expansion. Unused credit available under existing credit facilities approximated $41 million at June 30, 1995.

    Other. In addition to the 1994 completion of the second MDF production line in Ireland, Medite intends to continue the upgrade and debottlenecking of its existing MDF facilities. Medite may also seek to add other new MDF production capacity. Although there are no plans or arrangements in place with respect to such MDF capacity additions, Medite continues to explore expansion opportunities through acquisitions, strategic joint ventures and new construction. The Company also continues to explore additional expansion and/or acquisition opportunities for its hardware products business.

    Sybra's Consolidated Development Agreement with Arby's, Inc. requires Sybra to open another 16 new stores through 1997 in its existing markets in order to retain its exclusive development rights in the Dallas/Ft. Worth, Texas area. Sybra's currently planned expansion program is designed to meet or exceed the CDA requirements.

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

    Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note Indenture. In July 1995 Valcor declared a $1.4 million dividend to Valhi, which amount approximated dividend availability at June 30, 1995.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company may also evaluate acquisitions of interests in, or combinations with, companies related to its current businesses. The Company intends to consider such activities in the future and, in connection therewith, may consider issuing additional equity securities and/or increasing indebtedness. In this regard, the Senior Note Indenture contains limitations on the ability of Valcor and its subsidiaries to incur additional indebtedness or hold noncontrolling interests in business units.



                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    Medite's Irish subsidiary has been named as a defendant in a complaint filed in the High Court for the Republic of Ireland (Woodfab Limited v. Coillte Teoranta and Medite of Europe Limited, 1995 No. 1154P). Plaintiff alleges that timber supply contracts between Medite/Europe and Coillte violate certain provisions of the Competition Act of 1991 and the European Community Treaty. The complaint seeks to, among other things, declare that the timber supply contracts are invalid and therefore should be rescinded. Medite believes, and understands the other defendants believe, the allegations are without merit and intends to defend this action vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the six-month period ended June 30, 1995.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1995 and the month of July 1995:

        April 25, 1995 - Reported Items 5 and 7.
        July 24, 1995  - Reported Items 5 and 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                VALCOR, INC.
                                               (Registrant)



Date   July 31, 1995                  By /s/ William C. Timm
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   July 31, 1995                  By /s/ J. Thomas Montgomery, Jr.
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                VALCOR, INC.
                                               (Registrant)



Date   July 31, 1995                  By
                                         William C. Timm
                                         Vice President - Finance and
                                         Treasurer
                                         (Principal Financial Officer)



Date   July 31, 1995                  By
                                         J. Thomas Montgomery, Jr.
                                         Vice President and Controller
                                         (Principal Accounting Officer)