Form 10-Q
period 1995-09-30
VALCOR INC
filed 1995-11-13
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED SEPTEMBER 30, 1995       COMMISSION FILE NUMBER 33-63044
                      ------------------                              --------





                                 VALCOR, INC.
------------------------------------------------------------------------------

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             74-2678674
-------------------------------                            -------------------

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697
------------------------------------------------------------------------------

            (Address of principal executive offices)     (Zip Code)





REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (214) 233-1700
                                                                --------------





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X      NO
                       ---        ---




THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q FOR REDUCED DISCLOSURE FORMAT.


                          VALCOR, INC.

                              INDEX




                                                                     PAGE
                                                                    NUMBER

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Consolidated Balance Sheets - December 31, 1994
            and September 30, 1995                                    3-4

           Consolidated Statements of Income - Three months and
            nine months ended September 30, 1994 and 1995              5

           Consolidated Statements of Cash Flows - Nine months
            ended September 30, 1994 and 1995                          6

           Consolidated Statement of Stockholder's Equity -
            Nine months ended September 30, 1995                       7

           Notes to Consolidated Financial Statements                 8-11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                     12-15

PART II.   OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K.                           16


                          VALCOR, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS)



              ASSETS                               DECEMBER 31, SEPTEMBER 30,
                                                       1994         1995
                                                   ------------ -------------

Current assets:
  Cash and cash equivalents                         $ 23,256     $ 11,916
  Accounts and notes receivable                       26,888       34,288
  Receivable from affiliates                           4,285        7,057
  Inventories                                         31,016       39,225
  Prepaid expenses                                     3,553        4,013
  Deferred income taxes                                1,595        2,541
                                                    --------     --------


      Total current assets                            90,593       99,040
                                                    --------     --------


Other assets:
  Timber and timberlands                              53,114       53,172
  Intangible assets                                   19,202       18,150
  Other                                               11,947       11,637
                                                    --------     --------


      Total other assets                              84,263       82,959
                                                    --------     --------


Property and equipment:
  Land                                                19,186       22,276
  Buildings                                           44,345       49,966
  Equipment                                          177,790      181,456
  Construction in progress                             2,001        5,604
                                                    --------     --------

                                                     243,322      259,302
  Less accumulated depreciation                       97,483      108,401
                                                    --------     --------


      Net property and equipment                     145,839      150,901
                                                    --------     --------




                                                    $320,695     $332,900
                                                    ========     ========

                          VALCOR, INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                         (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDER'S EQUITY           DECEMBER 31, SEPTEMBER 30,
                                                       1994         1995
                                                   ------------ -------------

Current liabilities:
  Current maturities of long-term debt             $ 12,738      $ 19,299
  Accounts payable                                   16,207        21,804
  Accrued liabilities                                24,430        24,829
  Payable to affiliates                                  69          -
  Income taxes                                        1,318           872
                                                   --------      --------


      Total current liabilities                      54,762        66,804
                                                   --------      --------


Noncurrent liabilities:
  Long-term debt                                    201,796       190,266
  Deferred income taxes                              25,938        27,369
  Other                                               3,349         3,670
                                                   --------      --------


      Total noncurrent liabilities                  231,083       221,305
                                                   --------      --------


Stockholder's equity:
  Common stock                                            1             1
  Additional paid-in capital                            520           520
  Retained earnings                                  34,623        44,017
  Currency translation adjustment                      (294)          253
                                                   --------      --------


      Total stockholder's equity                     34,850        44,791
                                                   --------      --------


                                                   $320,695      $332,900
                                                   ========      ========





[FN]
Commitments and contingencies (Note 8)


                          VALCOR, INC.

                CONSOLIDATED STATEMENTS OF INCOME

                         (IN THOUSANDS)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------   -------------------

                                        1994     1995       1994        1995
                                        ----     ----       ----        ----

Revenues and other income:
  Net sales                          $95,240   $95,144  $278,440     $298,124
  Other, net                             240       782     1,581        2,495
                                     -------   -------  --------     --------

                                      95,480    95,926   280,021      300,619
                                     -------   -------  --------     --------


Costs and expenses:
  Cost of sales                       71,670    78,157    213,961     237,194
  Selling, general and administrative  6,360     6,874    17,873       21,048
  Interest                             4,237     5,063    12,882       14,944
                                     -------   -------  --------     --------

                                      82,267    90,094   244,716      273,186
                                     -------   -------  --------     --------


    Income before income taxes        13,213     5,832    35,305       27,433

Provision for income taxes             4,203     2,249    12,975       10,367
                                     -------   -------  --------     --------


    Net income                       $ 9,010   $3,583   $ 22,330     $ 17,066
                                     =======   ======   ========     ========




                          VALCOR, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995

                         (IN THOUSANDS)

                                                           1994       1995
                                                           ----       ----

Cash flows from operating activities:
  Net income                                           $ 22,330   $ 17,066
  Depreciation, depletion and amortization               13,007     14,735
  Deferred income taxes                                   1,460        (44)
  Other, net                                                341      1,361
                                                         -------- --------

                                                         37,138     33,118
  Change in assets and liabilities:
    Accounts and notes receivable                        (2,989)    (7,599)
    Inventories                                            (336)    (7,464)
    Accounts payable and accrued liabilities              8,611      8,460
    Accounts with affiliates                               (761)    (2,841)
    Other, net                                             (410)      (813)
                                                         -------- --------


        Net cash provided by operating activities          41,253   22,861
                                                         -------- --------


Cash flows from investing activities:
  Capital expenditures                                   (37,791)  (19,003)
  Purchase of business unit                                 -       (5,982)
  Other, net                                                (245)      (43)
                                                         -------- --------


        Net cash used by investing activities             (38,036) (25,028)
                                                         -------- --------


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                            65,670    32,671
    Principal payments                                   (59,410)  (37,640)
  Dividends                                               (5,824)   (7,672)



  Foreign government grants                                 -        2,916
                                                         -------- --------


        Net cash provided (used) by financing activitie      436    (9,725)
                                                         -------- --------


Net increase (decrease)                                    3,653   (11,892)
Currency translation                                         (36)      552
Cash and cash equivalents at beginning of period          10,363    23,256
                                                         -------- --------


        Cash and cash equivalents at end of period      $ 13,980  $ 11,916
                                                        ========  ========

Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized                   $  9,811  $ 12,421
  Income taxes                                            12,576    13,809



                          VALCOR, INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

              NINE MONTHS ENDED SEPTEMBER 30, 1995

                         (IN THOUSANDS)

                               ADDITIONAL              CURRENCY       TOTAL
                       COMMON   PAID-IN     RETAINED  TRANSLATION  STOCKHOLDER'S
                       STOCK    CAPITAL     EARNINGS  ADJUSTMENT      EQUITY
                      ------- -----------  --------  ------------ --------------

Balance at
 December 31, 1994       $1       $520       $34,623     $(294)       $34,850

Net income                -         -         17,066       -           17,066
Dividends                 -         -         (7,672)      -           (7,672)
Other                     -         -           -          547            547
                         --       ----       -------     -----        -------



Balance at
 September 30, 1995      $1       $520       $44,017     $ 253        $44,791
                         ==       ====       =======     =====        =======

                          VALCOR, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1994 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1995 and the consolidated statements of income, cash flows and stockholder's equity for the interim periods ended September 30, 1994 and 1995 have been prepared by the Company, without audit.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Annual Report"). Commitments and contingencies are discussed in Note 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1994 Annual Report.

NOTE 2 -BUSINESS SEGMENT INFORMATION:

                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,
                                    ------------------  ------------------

                                      1994      1995       1994       1995
                                      ----      ----       ----       ----

                                               (IN MILLIONS)
Net sales:
  Building products - Medite
   Corporation                      $49.6      $46.2     $143.0     $154.2
  Hardware products - National
   Cabinet Lock, Inc.                17.0       19.4       52.5       58.8
  Fast food - Sybra, Inc.            28.6       29.5       82.9       85.1
                                    -----      -----     ------     ------


                                    $95.2      $95.1     $278.4     $298.1
                                    =====      =====     ======     ======

Operating income:
  Building products                 $10.8      $ 4.5     $ 27.5     $ 23.1
  Hardware products                   4.6        4.5       14.7       15.1
  Fast food                           2.2        2.0        6.1        4.9
                                    -----      -----     ------     ------


    Total operating income           17.6       11.0       48.3       43.1
Interest expense                     (4.3)      (5.0)     (12.9)     (14.9)
Corporate, net                        (.1)       (.2)       (.1)       (.8)
                                    -----      -----     ------     ------


    Income before income taxes      $13.2      $ 5.8     $ 35.3     $ 27.4
                                    =====      =====     ======     ======



NOTE 3 -INVENTORIES:

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                       1994        1995
                                                 ------------  -------------

                                                        (IN THOUSANDS)
Raw materials:
  Building products                                 $13,050      $14,190
  Hardware products                                   1,313        2,170
  Fast food                                           1,426        1,264
                                                    -------      -------

                                                     15,789       17,624
                                                    -------      -------


In process products:
  Building products                                   1,481        2,116
  Hardware products                                   4,437        4,524
                                                    -------      -------

                                                      5,918        6,640
                                                    -------      -------


Finished products:
  Building products                                   2,711        7,491
  Hardware products                                   2,510        2,871
                                                    -------      -------

                                                      5,221       10,362
                                                    -------      -------


Supplies                                              4,088        4,599
                                                    -------      -------


                                                    $31,016      $39,225
                                                    =======      =======


NOTE 4 -ACCRUED LIABILITIES:

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1994          1995
                                                 ------------  -------------

                                                        (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                                 $ 9,978      $ 7,995
  Interest                                            2,221        4,121
  Insurance claims and expenses                       3,412        2,570
  Equipment purchases                                 2,157          109
  Miscellaneous taxes                                 1,548        2,551
  Other                                               5,114        7,483
                                                    -------      -------


                                                    $24,430      $24,829
                                                    =======      =======

Other noncurrent liabilities:
  Insurance claims and expenses                     $ 1,339      $ 1,341
  Accrued OPEB cost                                     298          298
  Other                                               1,712        2,031
                                                    -------      -------


                                                    $ 3,349      $ 3,670
                                                    =======      =======


NOTE 5 - LONG-TERM DEBT:

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1994          1995
                                                 ------------  -------------

                                                        (IN THOUSANDS)
Valcor - 9 5/8% Senior Notes Due 2003              $100,000     $100,000
                                                   --------     --------


Medite:
  Bank term loans                                    89,411       73,770
  Bank working capital facilities                     8,802       10,906
  Other                                               4,360        4,204
                                                   --------     --------

                                                    102,573       88,880
                                                   --------     --------


Other:
  Sybra bank credit agreements                        5,500       15,003
  Sybra capital leases                                6,321        5,574
  National Cabinet Lock capital leases                  140          108
                                                   --------     --------

                                                     11,961       20,685
                                                   --------     --------

                                                    214,534      209,565
Less current maturities                              12,738       19,299
                                                   --------     --------


                                                   $201,796     $190,266
                                                   ========     ========


NOTE 6 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1994          1995
                                                 ------------  -------------

                                                        (IN THOUSANDS)
Intangible assets:
  Goodwill                                          $ 5,328      $ 5,202
  Franchise fees                                      6,299        5,833
  Other                                               7,575        7,115
                                                    -------      -------


                                                    $19,202      $18,150
                                                    =======      =======

Other assets:
  Deferred financing costs                          $ 3,537      $ 3,160
  Prepaid pension cost                                4,363        4,415
  Other                                               4,047        4,062
                                                    -------      -------


                                                    $11,947      $11,637
                                                    =======      =======


NOTE 7 - PROVISION FOR INCOME TAXES:

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           ------------------

                                                            1994        1995
                                                            ----        ----

                                                              (IN MILLIONS)
Expected tax expense                                      $12.4     $ 9.6
Non-U.S. tax rates                                         (1.4)     (2.8)
Incremental tax on non-U.S. earnings                        1.5       3.2
State income taxes and other, net                            .5        .4
                                                          -----     -----


                                                          $13.0     $10.4
                                                          =====     =====


NOTE 8 -COMMITMENTS AND CONTINGENCIES:

    At September 30, 1995, the estimated cost to complete capital projects in process (principally new Sybra stores) approximated $2 million.

    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. At September 30, 1995, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $.7 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

    The Company's Irish and Canadian subsidiaries have entered into the equivalent of approximately $5 million of forward currency contracts to mitigate certain exchange rate fluctuation risk for a portion of their future sales denominated in European Currency Units and U.S. dollars. These contracts expire throughout 1995 and the counter parties are major international financial institutions. At September 30, 1995, the aggregate fair value of these contracts, based upon quotes obtained from the counter party institutions, approximated the aggregate contract amount.

    For information concerning legal proceedings, see Valcor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and the 1994 Annual Report.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:



OVERVIEW

    Net income was $17.1 million for the first nine months of 1995 compared to $22.3 million for the first nine months of 1994. Third quarter net income was $3.6 million, down from $9 million in 1994. Lower MDF volumes and margins contributed significantly to the relative decline in third quarter earnings.

BUILDING PRODUCTS

                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                    SEPTEMBER 30,         %           SEPTEMBER 30,         %
                                 -------------------                ------------------

                                  1994      1995       CHANGE        1994       1995     CHANGE
                                  ----      ----       ------        ----       ----     ------

                                    (IN MILLIONS)                      (IN MILLIONS)
Net sales:
  Medium density fiberboard      $34.2      $31.8        - 7%     $ 97.7       $114.8    +17%
  Traditional timber products     15.7       15.3        - 2%       46.2         41.1    -11%
  Eliminations                     (.3)       (.9)                   (.9)        (1.7)
                                 -----      -----                 ------       ------


                                 $49.6      $46.2        - 7%     $143.0       $154.2    + 8%
                                 =====      =====                 ======       ======

Operating income:
  Medium density fiberboard      $ 7.2      $ 2.1        -71%     $ 20.2       $ 18.9    - 6%
  Traditional timber products      3.6        2.4        -31%        7.3          4.2    -42%
                                 -----      -----                 ------       ------


                                 $10.8      $ 4.5        -58%     $ 27.5       $ 23.1    -16%
                                 =====      =====                 ======       ======

Operating income margins:
  Medium density fiberboard      21%          7%                    21%          17%
  Traditional timber products    23%         16%                    16%          10%
    Aggregate margin             22%         10%                    19%          15%

    Average MDF selling prices for the first nine months of 1995 were 18% above year-ago levels (16% in billing currency terms) with aggregate volume down nominally. For the quarter, MDF prices were up 4% with volume down 11% compared to 1994. Compared to the second quarter of 1995, third quarter 1995 MDF sales volume was down 8% with average prices down 7%. Increases in industry capacity, particularly in Europe, and slower economic growth in North America and Europe contributed to lower MDF prices and operating rates.

    MDF margins declined in 1995 as a 25% increase in per-unit costs, due to higher material costs and lower capacity utilization, more than offset higher selling prices. Increased wood costs have been influenced in part by competing demand from paper and pulp producers while higher resin costs have moderated slightly. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for about two percentage points of the 1995 increases in both MDF selling prices and per-unit MDF costs.

    Traditional timber products results declined in 1995 as significantly lower log sales volume and lower lumber selling prices more than offset higher veneer volume and selling prices and the favorable effect on costs of using a higher mix of lower-cost fee timber.
     Due to uncertainty regarding near-term economic conditions in both North America and Europe and additional new MDF industry capacity expected later this year, the Company does not expect significant near-term improvement in the MDF market.

HARDWARE PRODUCTS

                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                 -------------------            ------------------

                                  1994       1995     % CHANGE     1994      1995     % CHANGE
                                  ----       ----     --------     ----      ----     --------

                                  (IN MILLIONS)                   (IN MILLIONS)
Net sales                        $17.0       $19.4      +14%     $52.5       $58.8      +12%
Operating income                  4.6          4.5      - 1%      14.7        15.1      + 3%

Operating income margin          27%          24%                 28%         26%

     Volumes have continued to increase in workstation and drawer slide product lines while lock volume from a government contract completed earlier this year has been only partially replaced. Operating margins were impacted by certain higher costs not fully recovered by responsive selling price increases as well as costs associated with integrating the operations of a Canadian competitor acquired in August 1995. The acquired operations generated approximately $1 million of sales in the third quarter.

FAST FOOD

                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                  -------------------             ------------------

                                  1994       1995      % CHANGE     1994       1995      % CHANGE
                                  ----       ----      --------     ----       ----      --------

                                    (IN MILLIONS)                   (IN MILLIONS)
Net sales                        $28.6       $29.5        +3%    $82.9        $85.1         + 3%
Operating income                   2.2         2.0        -8%      6.1          4.9         -19%

Operating income margin            7%          7%                  7%           6%

    Comparable store sales were up 1% in the third quarter, reversing the downward comparisons of the first half of 1995 and resulting in year-to-date comparable sales approximating 1994. Despite stable to lower food costs, competitive promotions and discounts along with higher labor costs continue to hamper operating results.

    During the first nine months of 1995, Sybra opened six new stores and closed twelve stores and at September 30, 1995 operated 156 Arby's restaurants. Sybra opened one store in October, has three other stores under construction and may close three to five more under-performing restaurants by year-end. Sybra also intends to test dual branding by adding the ZUZU Mexican concept to two of its larger Arby's restaurants by early 1996.

OTHER

    Interest expense increased due to higher average borrowing levels associated primarily with facilities expansion and higher average variable borrowing rates. Approximately $151 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The average interest rate on the $59 million of variable rate borrowings outstanding at September 30, 1995 was 7.7% (7.8% at December 31, 1994 and 5.4% at December 31, 1993).

    Income tax rates vary by jurisdiction (country and/or state) and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

    Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities in 1995 declined approximately $4 million from that of the same period in 1994 reflecting the decline in earnings. Changes in working capital levels used $10 million of cash in 1995 compared to providing $4 million in the 1994 period. The relative changes in inventory levels related in large part to finished MDF as production volume was approximately 6% greater than MDF sales volume during the first nine months of 1995 whereas production only slightly exceeded sales in the comparable 1994 period. Higher receivables levels in 1995 resulted in part from increased sales into certain non-core MDF markets.

    Cash flows from investing and financing activities. Lower capital spending resulting from completion of the Irish MDF plant expansion was offset in part by higher spending for new Sybra stores. Capital expenditures for calendar 1995 are estimated at $32 million, down from $46 million in 1994.

    Net repayments of indebtedness in 1995 included $8 million of scheduled payments under Medite's U.S. bank term loan while net borrowings in the 1994 period included $12 million of project financing for Medite's Irish MDF plant expansion. Unused credit available under existing credit facilities approximated $35 million at September 30, 1995. Medite recently extended the maturity of its $15 million U.S. bank revolver one year to September 1997 and certain financial coventants in Sybra's bank credit agreement were amended effective September 1995.

    Other. In addition to the 1994 completion of the second MDF production line in Ireland, Medite intends to continue the upgrading and debottlenecking of its existing MDF facilities. The Company also continues to explore additional expansion and/or acquisition opportunities for its hardware products business and, in this regard, in August 1995 acquired the assets of a Canadian competitor for approximately $6 million.

    Sybra's Consolidated Development Agreement with Arby's, Inc. requires Sybra to open another 14 stores through 1997 in its existing markets in order to retain its exclusive development rights in the Dallas/Ft. Worth, Texas area. Sybra's currently planned expansion program is designed to meet or exceed the CDA requirements.

    Valcor's operations are conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various credit agreements to which operating subsidiaries are parties contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. Valcor has not guaranteed any indebtedness of its subsidiaries. The Company believes that future distributions from its subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note Indenture.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company may also evaluate acquisitions of interests in, or combinations with, companies related to its current businesses. The Company intends to consider such activities in the future and, in connection therewith, may consider issuing additional equity securities and/or increasing indebtedness. In this regard, the Senior Note Indenture contains limitations on the Company's ability to incur additional indebtedness or hold noncontrolling interests in business units.




                   PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the nine-month period ended September 30, 1995.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1995 and the month of October 1995:

        July 24, 1995    - Reported Items 5 and 7.
        October 23, 1995 - Reported Items 5 and 7.



                           SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       VALCOR, INC.
                                             ---------------------------------

                                                       (Registrant)



Date   November 10, 1995                     By /s/ William C. Timm
     ---------------------                      ------------------------------

                                                William C. Timm
                                                Vice President - Finance and
                                                Treasurer
                                                (Chief Financial Officer)



Date   November 10, 1995                     By /s/ J. Thomas Montgomery, Jr.
     ---------------------                      -----------------------------

                                                J. Thomas Montgomery, Jr.
                                                Vice President and Controller