Form 10-K
period 1995-12-31
VALCOR INC
filed 1996-02-20
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

X                                  FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                                            -----------------


                        COMMISSION FILE NUMBER 33-63044
                                               --------




                                  VALCOR, INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                                             74-2678674
-------------------------------                            -------------------

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS                     75240-2697
-------------------------------------------                -------------------

 (Address of principal executive offices)                       (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (214) 233-1700
                                                           -------------------




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


DOCUMENTS INCORPORATED BY REFERENCE:

          None.
                              [INSIDE FRONT COVER]

     Chart showing (i) Valhi's 100% ownership of Valcor and The Amalgamated Sugar Company, 53% ownership of NL Industries, Inc. and 50% ownership of Waste Control Specialists LLC and (ii) Valcor's 100% ownership of Medite Corporation, National Cabinet Lock, Inc., Sybra. Inc.
                                     PART I




ITEM 1.   BUSINESS

GENERAL

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




Building Products                     Medite is a leading producer of medium
  Medite Corporation                  density fiberboard ("MDF"), a wood
                                      fiber-based engineered building board
                                      product serving as an alternative to
                                      certain traditional timber products.
                                      With MDF plants in the United States and Ireland, Medite currently has an estimated 11% market share in North
                                      America and a 7% share in Europe.
                                      Medite also conducts traditional timber
                                      products operations in Oregon where it
                                      owns 168,000 acres of timberland.

Hardware Products                     National Cabinet Lock is a leading North
  National Cabinet Lock, Inc.         American manufacturer of mechanical
                                      locks, workstations and precision ball
                                      bearing drawer slides for furniture and
                                      other markets.

Fast Food                             Sybra is the second-largest franchisee
  Sybra, Inc.                         of Arby's restaurants with over 150
                                      stores clustered principally in Texas,
                                      Michigan, Pennsylvania and Florida.


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

     Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of the Company, Valhi and Contran, and may be deemed to control each of such companies.

BUILDING PRODUCTS - MEDITE CORPORATION

     Overview. Medite's principal business is the international production and sale of medium density fiberboard. MDF is a wood fiber-based engineered building board product manufactured primarily from pre-commercial forest thinnings and forest product industry residuals (wood chips, shavings and sawdust) which are bonded together with resins to form a machineable, consistent panel. Relative to traditional timber products, MDF generally has both lower unit costs and physical characteristics which promote the use of MDF in a variety of applications, including furniture, cabinetry, shop fittings, moldings, millwork and joinery. According to industry sources, furniture currently accounts for approximately 75% of MDF use in Europe and 85% in the United States.

     Medite's major markets are in North America (40% of 1995 MDF sales) and Europe (54%). The Company believes that Medite is the world's most recognized MDF trademark. In addition to standard Medite, the Company offers a wide range of specialty MDF products which are sold for higher prices and generally result in higher operating margins than standard MDF products.

     Medite's MDF production facilities are located in the Republic of Ireland, Oregon and New Mexico. A capacity addition completed in late 1994 at the Irish plant increased Medite's annual production capacity by 15% (to 580,000 cubic meters) in 1995 and will ultimately increase capacity to 635,000 M3 by 1998.

     In addition to its MDF operations, Medite owns 168,000 acres of timberland in Southern Oregon containing approximately 660 million board feet ("MMBF") of generally second-growth merchantable timber and operates facilities that produce traditional timber products including logs, lumber, veneer and wood chips. Medite actively manages its fee timberlands, which have become an increasingly valuable resource in recent years as the volume of timber offered for sale in the Pacific Northwest by U.S. government agencies has substantially declined.

     Medite's strategy is to continue to focus on MDF, including development of specialty MDF products and enhancement of machineability in response to increasing substitution in molding and similar applications, and to manage its fee timber resources on a longer-term sustainable basis and seek to maximize the operating contribution of its harvested timber.

     MDF products. Medite's standard MDF product, Medite, was first introduced in 1975 and is produced exclusively for interior applications such as furniture, shelving, door frames, cabinet doors and interior paneling. In 1995, standard Medite accounted for approximately three-fourths of Medite's total MDF sales dollars, with specialty products, described below, accounting for one-fourth.

     Specialty products include Medex, designed for exterior applications, Medite 313 for interior applications that involve high-humidity environments, Medite FR, developed by Medite primarily to address strict building code requirements in Europe for flame/fire resistance, and Medite II developed to meet specialized needs for a low formaldehyde-content interior MDF product.

     MDF production facilities and raw materials. Medite uses the newer technology continuous line press, more efficient in producing thin board MDF (three to 15 millimeters), at its Irish MDF plant and uses an older multi-opening press technology at all three of its facilities generally to produce thicker MDF (16 to 30 millimeters).

     Medite's Clonmel, Republic of Ireland MDF plant produces standard and specialty MDF products under the ISO 9000 quality management certification. A $32 million expansion completed in the fourth quarter of 1994 raised future production capacity to 300,000 M3. Production during 1995 amounted to approximately 237,000 M3 (approximately 97% of 1995 capacity). Approximately 28% of 1995 Clonmel production consisted of specialty MDF products. Medite has what it considers to be an attractive long-term supply contract with the Irish Forestry Service, pursuant to which Medite has a reliable, fixed price supply of pre-commercial thinnings from Irish forests. See Note 13 to the Consolidated Financial Statements. These and other private sources of pre-commercial thinnings accounted for approximately 60% of the Clonmel plant's fiber raw materials in 1995. The balance of fiber requirements are provided by wood chips acquired from local sawmill operators, which Medite believes will be available in adequate supply due to the continuing development of the Irish forest products industry.

     Production at the Oregon MDF plant during 1995 was approximately 82% of its 175,000 M3 capacity, with standard Medite accounting for approximately 90% of production. The primary fiber sources are wood chips, shavings and sawdust, almost all purchased from sawmills located in close proximity to the plant at spot market prices. Production at the New Mexico plant during 1995 was approximately 78% of its 160,000 M3 capacity, approximately 95% of which was standard Medite product. The primary fiber sources are wood chips, shavings and sawdust produced within a 150-mile radius of the plant, most of which are purchased pursuant to short-term contracts.

     Through its Oregon fee timberlands, its long-term wood supply agreements with the Irish Forestry Service and other sources, Medite believes it has access to adequate fiber supplies to meet current and expected operating needs for its existing facilities. However, Medite anticipates increasing competition for wood fiber in future years and, accordingly, there can be no assurance that long-term future fiber supply will be adequate, with respect to quantity and price, to maintain margins or to provide for future capacity expansion.

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

     Medite owns approximately 168,000 acres of timberland which contain approximately 660 million board feet of generally second-growth merchantable timber. The dominant species is Douglas Fir and the average annual timber growth rate is approximately 4%. Medite's timber holdings are within close proximity to its Oregon production facilities and are in relatively accessible terrain.

     Medite produces veneer in Rogue River, Oregon and stud lumber in White City, Oregon. Annual capacities of these plants are 80,000 square feet (3/8" basis) of veneer and 70,000 board feet of lumber plus a combined annual wood chip capacity of 70,000 bone dry units. The Rogue River plant, completed in late 1993 to replace a similar facility destroyed by fire in June 1992, is designed to process cull (defective) logs from throughout the Southern Oregon area and the smaller second-growth timber expected to be available from Company-owned timberlands on a longer-term basis. Veneer from this plant is sold to the LVL industry as well as to traditional softwood and hardwood plywood products manufacturers. The White City mill produces primarily 2x4 studs, used in residential construction in California, from small logs and "peeler cores", a by-product of veneer conversion facilities.

     Distribution and sale of products. Medite's manufactured products are sold primarily to wholesalers of building materials. Medite's major MDF markets include the United Kingdom, Northern Europe and the Republic of Ireland; west and central United States; the Pacific Rim and Mexico. In 1995, approximately 40% of Medite's total MDF sales were in North America with 54% in Europe (29% in the United Kingdom). U.S. distribution is primarily by rail and common carrier trucking, while most Irish production is shipped by containerized ocean cargo.

     Manufactured traditional timber products are sold primarily in Western U.S. markets. Logs are sold primarily to other Oregon mills. Although logging operations are seasonal due to inclement weather conditions during winter and spring months, the production and sale of manufactured products is not particularly seasonal in nature.

     Medite's operations are not dependent upon one or a few customers, the loss of which would have a material adverse effect on its operations. Medite's ten largest customers accounted for about one-fifth of sales in each of the past three years with at least six of such customers in each year located in the U.S.

     Cyclicality. Demand for Medite's MDF products is in part derived from the general level of economic activity in its principal markets (North America and Europe). Economic growth rates in Europe and North America slowed during 1995 and may continue to be relatively slow in 1996. Demand for Medite's traditional timber products is largely influenced by new U.S. construction, which is highly cyclical in nature. Medite expects its future operating performance will continue to be affected in part by both general and industry specific economic conditions, some of which are cyclical in nature.

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

     During 1994, global demand for MDF exceeded availability and numerous producers, including Medite, placed customers on allocation. The high MDF operating rates and increasing product prices, coupled with favorable forecasts for increasing MDF demand, resulted in industry capacity additions during 1995 with additional capacity expected in 1996. Such industry capacity additions, coupled with lower-than-expected demand in Europe and North America, contributed to lower MDF selling prices and operating rates in the last half of 1995 and are expected to continue price and volume pressures in 1996 and reduce Medite's market share from current levels.

     Medite's MDF operations compete in North America principally with a number of producers of MDF and other composite board products such as particle board, and in the Pacific Rim with Australian, New Zealand and other U.S. manufacturers. In Europe, Medite competes principally with other European Union producers. Medite's larger MDF competitors in Europe include Kronospan and Gluntz AG and in North America include International Paper and Willamette Industries. The cost of shipping products, which is borne by the customer, is significant and Medite may operate at a competitive disadvantage relative to certain other producers who are located closer to certain markets.
Approximately 80% of Medite's MDF production capacity utilizes the older multi-opening press technology and 20% utilizes the newer and generally more efficient continuous press technology. Medite understands that much of the 1995/1996 industry capacity additions utilize the newer press technology and may ultimately subject Medite to certain competitive disadvantages. In addition, some of Medite's competitors may possess greater financial resources, including in some cases the financial support of the governments of the countries in which such competitors are located. Due to periodic declines in the value of the U.S. dollar relative to other currencies, Medite's Irish operations have also experienced periodic competition from North American producers.

     Medite's traditional timber products operations compete primarily with numerous other producers in the Pacific Northwest, Canada and, increasingly, the Southern United States. While Medite's fee timber is a valuable resource which aids its ability to control product costs, other companies with greater supplies of fee timber may have a competitive product cost advantage.

     Environmental matters and governmental regulation. Medite's MDF and traditional timber products manufacturing operations are subject to numerous national, state and local laws and regulations relating to, among other things, raw materials handling, production procedures, operating environment, emissions and waste disposal, air and water quality, worker and product safety and protection of the environment generally. As Medite engages in manufacturing activities in the United States and Europe, it must at times contend with differing regulatory standards and requirements. Except with respect to the New Mexico MDF facility as discussed below, Medite believes that it currently is in material compliance with existing regulations. There can be no assurance, however, that new or more rigorous regulations affecting Medite's products or manufacturing operations will not be adopted or that future expenditures to comply with any such regulations would not be material.

     In 1995, Medite was named as a defendant in a complaint filed in the New Mexico District Court (New Mexico Environmental Department (`NMED'') v. Medite Corporation, No. SF 95-2581(C)). The complaint involved certain violations of state air quality emission standards at Medite's New Mexico MDF facility. In 1995, the New Mexico operations represented less than 15% of Medite's sales and assets. In December 1995, Medite entered into a settlement agreement with the NMED wherein Medite paid fines of $200,000 to settle prior violations of air quality emission standards and agreed to submit an application for new operating permits and related compliance plans. Medite will incur fines of $750 per day of operation until a new operating permit for the facility is obtained. Medite currently expects to submit a new operating permit and compliance plan to the NMED during 1996, however there can be no assurance that regulatory approval will be obtained without modifications which may not be economically feasible for this facility.

     Urea formaldehyde resin is used as a binding agent in the production of standard MDF products. Formaldehyde, which also occurs naturally in wood and other natural resources, is listed as a "suspected" carcinogen by the U.S. federal government based upon results of laboratory studies performed using maximum tolerated doses. While Medite's MDF products that contain urea formaldehyde resins currently meet applicable regulations, there can be no assurance that the MDF industry, including Medite, will not be compelled to reduce or even eliminate the use of urea formaldehyde resins in the future. Medite produces a `formaldehyde-free'' specialty MDF product, Medite II, which represented a nominal amount of sales in 1995.

     Medite's MDF manufacturing operations also release formaldehyde into the atmosphere as a waste by-product. These emissions have been targeted for increasingly stringent regulation under the U.S. Clean Air Act, although final regulations for emissions are not scheduled to be promulgated by the Environmental Protection Agency until 1997 and Medite cannot predict what, if any, future pollution control technology may be required. The cost of any such future technology could be significant in the years in which it might be required to be installed.

     Medite's traditional timber products operations are subject to a variety of Oregon and federal laws and regulations dealing with timber harvesting, reforestation and endangered species. The Northern Spotted Owl is currently designated as a threatened species under the Endangered Species Act ("ESA"). Generally, habitat for these owls is found in old-growth timber stands, and not in Medite's predominantly second-growth timber. Consequently, the Northern Spotted Owl's ESA status has not todate had, and, Medite believes, will not in the future have, a material adverse effect on its timber harvesting practices.
A 1994 amendment to the Oregon Forest Practices Act imposed more restrictive regulations on the harvest of timber near rivers and streams, including intermittent stream beds. Medite believes that this amendment will not materially impact its ability to harvest timber from its timberlands. There can be no assurance, however, that future legislation or governmental regulations will not adversely affect Medite or its ability to harvest timber and sell logs in the manner currently contemplated.

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

     Employees. As of December 31, 1995, Medite employed approximately 700 persons including 500 in the United States and 200 in Europe. Approximately 30% of U.S. employees and 70% of non-U.S. employees were represented by various labor unions. The collective bargaining agreements related to its veneer plant, its Irish MDF plant and its Oregon MDF plant expire in June 1996, March 1997 and September 1997, respectively. Medite believes that its labor relations are satisfactory.

     Risk of loss from fire or other casualties. Medite assumes substantially all risks of loss from fire and other casualties on its timberlands, as do the owners of most other timber tracts in the United States. Consistent with the past practices of Medite and most other U.S. timber owners, Medite does not maintain fire insurance in respect to standing timber. Medite is a participant with state agencies and other timberland owners in cooperative fire fighting and aerial fire surveillance programs. The extensive roads on Medite's acreage also serve as fire breaks and facilitate implementation of fire control techniques and utilization of fire fighting equipment. Medite's various timber tracts are somewhat geographically dispersed, which also reduces the possibility of significant fire damage. The only significant forest fire on Medite's timberlands during the past five years occurred in July 1994 and resulted in damage to approximately 1,200 acres, which were salvaged with minimal loss.

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

HARDWARE PRODUCTS - NATIONAL CABINET LOCK, INC.

     Products, operations and properties. National Cabinet Lock manufactures low and medium-security mechanical locks, precision ball bearing drawer slides, computer workstations and other components for furniture and a variety of other applications. In 1995, each of the three major product lines (locks, drawer slides and workstations) accounted for about one-third of the Company's total hardware sales. Locks are produced by National Cabinet Lock primarily in Mauldin, South Carolina. Drawer slides and workstations are produced in Kitchener, Ontario under the Waterloo Furniture Components name. The Company believes its hardware products compete in relatively well-defined niche markets and believes that it is (i) the largest U.S. cabinet lock producer, (ii) the largest Canadian producer of drawer slides and (iii) the largest supplier of computer keyboard support arms to the North American office furniture manufacturing market.

     Purchased components, including zinc castings, are the principal raw materials used in the manufacture of latching and security products. Strip steel is the major raw material used in the manufacture of drawer slides and workstation products. These raw materials are purchased from several suppliers and are readily available. The cost of zinc, copper and steel has generally increased throughout the past two years. Such increased raw material costs were partially offset by responsive selling price increases. There can be no assurance that any future raw material cost increases can be fully recovered through additional product price increases.

     Strategy. National Cabinet Lock's strategy is to continue to improve manufacturing efficiency and cost control, to develop specialty, patented products focused on niche markets and to capitalize on future opportunities which may emerge with targeted original equipment manufacturers. The Company will also search for synergistic acquisitions or product licensing to expand its product base and seek to expand its established market positions by emphasizing customer service, promoting its distribution programs and seeking greater penetration of current markets. In this regard, in August 1995 National Cabinet Lock acquired the assets of a Canadian workstation and drawer slide competitor for approximately $6 million.

     Competition and customer base. Competition in the Company's hardware products markets is based on product features, customer service, quality, distribution channels, consumer brand preferences and price. Approximately 30% of lock sales are made through National Cabinet Lock's STOCK LOCKS distribution program, a program believed to offer a competitive advantage because delivery generally is made within 48 hours. Most remaining lock sales are to original equipment manufacturers' specifications. Precision ball bearing drawer slides and workstations are produced in Canada under the Waterloo Furniture Components tradename. The primary market for these products are office furniture manufacturers in the United States and Canada. Hardware products are marketed primarily through the Company's own sales organization as well as select manufacturers' representatives.

     Major competitors include Chicago Lock, ESP and Fort Lock (locks), Accuride and Knape & Vogt (drawer slides) and Weber Knapp (workstations). National Cabinet Lock also competes with a large number of other manufacturers, and the variety of relatively small competitors generally makes significant price increases difficult. The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its hardware operations. The ten largest customers accounted for about one-third of hardware products sales in each of the past three years, with the largest customer less than 10% in each year. In 1995, five of the ten largest customers were located in the U.S. with five in Canada. Of such customers, nine were primarily purchasers of Waterloo Furniture Components' products and one was a U.S. lock customer.

     Patents and trademarks. National Cabinet Lock holds a number of patents relating to its hardware products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock, STOCK LOCKS and Waterloo Furniture Components, which the Company believes are well recognized in the hardware products industry.

     Employees. As of December 31, 1995, National Cabinet Lock employed approximately 750 persons, of which 220 were in the United States and 530 were in Canada. Approximately two-thirds of Canadian employees are covered by a three-year collective bargaining agreement expiring February 1997. National Cabinet Lock believes that its labor relations are satisfactory.

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

FAST FOOD - SYBRA, INC.

     Products and operations. Sybra (Arby's spelled backwards) operates over 150 Arby's restaurants clustered in four regions, principally in Michigan (47 stores), Texas (58), Pennsylvania (31) and Florida (22), pursuant to licenses with Arby's, Inc. According to information provided by Arby's, Sybra is the second-largest franchisee in the Arby's restaurant system based upon the number of restaurants operated and gross sales. Arby's is a well-established fast food restaurant chain and features a menu that highlights roast beef sandwiches along with a variety of chicken sandwiches and products, deli sandwiches, potato products and soft drinks. Sybra's menu has evolved whereby roast beef accounts for approximately two-thirds of sandwich sales compared to 80% five years ago. In January 1996, Sybra introduced its first `dual-branded'' store, offering
ZuZu Handmade Mexican Food as well as the Arby's menu. Sybra may introduce additional dual-branded stores if returns are deemed satisfactory.

     Sybra's 158 Arby's restaurants at the end of 1995 represent a net decrease of two stores in the past three years (18 opened; 20 closed) during which period Sybra also remodeled 18 of its older stores. Sybra currently expects a net decrease of at least five stores in 1996, as it plans to open one new restaurant during the first quarter and has closed six stores during January and February.

     Strategy. Given the extremely competitive environment in which Sybra operates, Sybra will continue its strong emphasis on operational details and routinely review the profit contribution of each restaurant with a view toward closing those stores which do not meet expectations.

     Properties. At the end of 1995, approximately 80% of Sybra's 158 Arby's restaurants were free-standing stores with the remainder located within shopping malls or strip shopping centers. Approximately 60% of total locations are leased, with most leases being on a long-term basis and providing for base monthly rents plus contingent rents based on sales. Approximately 90% of the leases of free-standing locations contain purchase options at fair market values and/or various renewal options. In most cases, Sybra expects that leases could be renewed or replaced by other leases, although rental rates may increase. Contingent rentals based upon various percentages of gross sales of individual restaurants were less than 10% of Sybra's total rent expense in each of the past three years. Sybra also leases corporate or regional office space in five states.

     Sybra has a Consolidated Development Agreement ("CDA") with Arby's, Inc. which currently provides Sybra with exclusive development rights within certain counties in the Dallas/Fort Worth, Texas area, and provides Sybra and Arby's with joint development rights in the Tampa, Florida area. As of December 31, 1995, Sybra is required to open an aggregate of 12 more stores in its existing regional markets through various dates in 1997 (five in 1996). The Company is considering curtailing new store openings and, as a result, Sybra may not be in compliance with the current terms of the CDA by the end of 1996. In that event, there can be no assurance that Sybra could renegotiate the CDA in order to retain its exclusive development rights, in which case other Arby's competitors would be free to enter the Dallas/Ft. Worth and Tampa markets. Sybra does not have any other territorial or development agreements which would prohibit others from operating an Arby's restaurant in the general geographic markets in which Sybra now operates, although each store is given certain narrow geographical protection (generally a one to four mile radius) from other Arby's units.

     Food products and supplies. Sybra and other Arby's franchisees are members of ARCOP, Inc., a non-profit cooperative purchasing organization which facilitates negotiations of national contracts for food and distribution, taking advantage of the larger purchasing requirements of the member franchisees.
Since Arby's franchisees are not required to purchase any food products or supplies from Arby's, Inc., ARCOP facilitates control over food supply costs and avoids franchisor conflicts of interest.

     License terms and royalty fees. Generally, franchise agreements relating to each restaurant location require that Sybra comply with certain requirements as to business operations and facility maintenance. Currently, Sybra pays an initial franchise fee of $25,000 and a royalty rate of 4% of sales for a standard 20-year license. Because some of Sybra's licenses were issued at times when license terms were perpetual and lower royalty rates were in effect, 42% of Sybra's franchise agreements have no fixed termination date and royalties for all locations aggregated 2.8% to 2.9% of sales in each of the past three years. Sybra's average royalty rate would be expected to increase over time if new stores are opened, older stores are closed and existing 20-year licenses are renewed at then-prevailing royalty rates. The first of Sybra's 20-year licenses expires in 2003.

     Advertising and marketing. Sybra directs about 8% of sales towards marketing. All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (currently .7%) of their gross revenues as dues to AFA. In return, AFA provides franchisees creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. Sybra also devotes approximately 3% of sales to coupon sales promotions, including the direct cost of discounted food, and newspaper and direct mail inserts, and approximately 4% of its restaurant sales to local advertising.

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

     Employees. As of December 31, 1995, Sybra had approximately 3,900 employees, of which 3,200 were part-time employees. Approximately 3,800 employees work in Sybra's restaurants with the remainder in its corporate or regional offices. Employees are not covered by collective bargaining agreements and Sybra believes that its employee relations are satisfactory.

     Governmental regulation. A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently are approximately 29% of sales.
Any increase in the minimum wage rate or legislation requiring mandatory medical insurance benefits to part-time employees would increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra will be able to increase sales prices to offset future increases, if any, in these costs.

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

     Medite maintains a multi-currency revolving credit agreement with borrowings thereunder used to mitigate exchange rate risk on receivables.
Medite has in the past used currency forward contracts to eliminate exchange rate fluctuation risk on equipment purchase commitments denominated in foreign currencies, and the Company's Irish and Canadian subsidiaries have from time-to-time entered into short-term forward currency contracts to mitigate exchange rate fluctuation risk for a portion of their sales denominated in various currencies. At December 31, 1995, no such contracts were outstanding. See Note 9 to the Consolidated Financial Statements.

ITEM 2.   PROPERTIES

     The principal properties used in the operations of the Company are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are adequate and suitable for their respective uses.

ITEM 3.   LEGAL PROCEEDINGS

     The information required by this Item is contained in Note 13 to the Consolidated Financial Statements `Commitments and contingencies -- Legal proceedings and -- Environmental matters,''which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction "J" of Form 10-K.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of Valcor's common stock is held by Valhi. The Indenture governing Valcor's 9 5/8% Senior Notes Due 2003 generally limits dividends or other distributions to Valhi to 50% of the Company's consolidated net income, as defined. Valcor currently expects to continue to pay the dividends permitted by the Indenture, however declaration and payment of future dividends and the amount thereof is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses and other factors deemed relevant by the Company's Board of Directors. See Note 4 to the Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." For financial reporting purposes, the Combination in 1993 was accounted for as a combination of entities under common control in a manner similar to a pooling of interests.

                                                                             YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------

                                                                     1991      1992     1993     1994     1995
                                                                     ----      ----     ----     ----     ----

                                                                                   (IN MILLIONS)
INCOME STATEMENT DATA:
  Net sales:
    Building products                                                $179.7  $194.8    $174.3   $189.9  $200.0
    Hardware products                                                  44.8    54.0      64.4     70.0    80.2
    Fast food                                                         101.5   103.8     111.6    115.5   115.4
                                                                     ------  ------    ------   ------  ------


                                                                     $326.0  $352.6    $350.3   $375.4  $395.6
                                                                     ======  ======    ======   ======  ======

  Operating income:
    Building products                                                $  8.0  $ 22.0    $ 26.3   $ 36.4  $ 25.2
    Hardware products                                                   7.9    10.7      17.5     20.9    19.9
    Fast food                                                           7.8     8.5       9.7      9.0     7.5
                                                                     ------  ------    ------   ------  ------


                                                                       23.7    41.2      53.5     66.3    52.6
  Other, net                                                            (.1)    4.0        .4      (.5)    (.5)
  Interest expense                                                     (8.1)   (5.1)     (6.4)   (17.6)  (19.8)
                                                                     ------  ------    ------   ------  ------





      Income before income taxes                                       15.5    40.1      47.5     48.2    32.3
  Income taxes                                                          5.4    15.0      19.2     17.1    12.8
                                                                     ------  ------    ------   ------  ------


  Income before cumulative effect of changes in
   accounting principles                                               10.1    25.1      28.3     31.1    19.5
  Cumulative effect of changes in accounting principles (1)             -        .9       -        -        -
                                                                     ------  ------    ------   ------   ------


      Net income                                                     $ 10.1  $ 26.0    $ 28.3   $ 31.1  $ 19.5
                                                                     ======  ======    ======   ======  ======

  Cash dividends (2)                                                 $  7.6  $ 21.1    $148.9   $  9.6  $  8.3
                                                                     ======  ======    ======   ======  ======

BALANCE SHEET DATA (AT YEAR END):
  Current assets                                                     $ 62.0  $ 69.0    $ 70.6   $ 90.6  $ 94.0
  Total assets                                                        244.5   256.0     272.5    320.7   327.6
  Current liabilities                                                  42.7    50.4      46.7     54.8    56.1
  Long-term debt                                                       61.4    45.1     185.7    201.8   198.6
  Stockholder's equity                                                129.8   134.7      13.9     34.9    44.2








[FN]
(1)  Relates primarily to income tax accounting.

(2) Dividends in 1993 include $135 million paid from proceeds of new long-term borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     Operating income, margins and net income increased in 1994 and declined in 1995 largely due to results of the Company's MDF operations. After rising throughout 1994, MDF selling prices generally peaked in the second quarter of 1995 as increases in industry capacity and lower demand contributed to lower prices and operating rates during the second half of 1995.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts are forward looking statements that involve risks and uncertainties including, but not limited to, future supply and demand for the Company's products, general economic conditions, competitive products, customer and competitor strategies, the impact of pricing and production decisions, government regulations and other risks and uncertainties discussed elsewhere herein.

BUILDING PRODUCTS

     Results of operations during the past three years have been influenced by Medite's ongoing strategy to emphasize MDF and to downsize its traditional timber products operations.

                               YEARS ENDED DECEMBER 31,        % CHANGE
                              -------------------------   ------------------

                               1993     1994     1995     1993-94    1994-95
                               ----     ----     ----     -------    -------

                                               (IN MILLIONS)
Net sales:
  Medium density fiberboard  $112.1   $134.9   $149.5     +20%       +11%
  Traditional timber products  63.7     56.1     52.4     -12%       - 7%
  Eliminations                 (1.5)    (1.1)    (1.9)
                             ------   ------   ------


                             $174.3   $189.9   $200.0     + 9%       + 5%
                             ======   ======   ======

Operating income:
  Medium density fiberboard  $ 13.9   $ 27.1   $ 18.7     +95%       -31%
  Traditional timber products  12.4      9.3      6.5     -25%       -30%
                             ------   ------   ------


                             $ 26.3   $ 36.4   $ 25.2     +38%       -31%
                             ======   ======   ======

Operating income margins:




  Medium density fiberboard     12%      20%      13%
  Traditional timber products   19%      16%      12%
    Aggregate margin            15%      19%      13%

MDF sales volume
 (M3 thousands):
  Standard grade              419.7    385.7    400.8     - 8%       + 4%
  Specialty products           55.4     94.7     84.5     +71%       -11%
                             ------   ------   ------


                              475.1    480.4    485.3     + 1%       + 1%
                             ======   ======   ======




     Medium density fiberboard.   Average MDF selling prices for all of 1995
were 10% higher than in 1994 (7% in billing currency terms), with aggregate MDF volume up nominally. However, MDF prices generally peaked in the second quarter of 1995 and declined during the last half of the year. Increases in industry capacity, particularly in Europe, and slower economic growth in North America and Europe contributed to the lower MDF prices and operating rates and additional industry capacity additions are expected in 1996. A 19% increase in average per-unit costs resulting from higher material costs and lower capacity utilization, along with lower specialty product sales, also diluted operating margins.

     Improvements in MDF sales, operating income and margins in 1994 compared to 1993 were driven by both higher selling prices and higher volumes of higher-priced/higher-margin specialty MDF products. Overall average MDF selling prices were up 19% in 1994 while average per-unit MDF costs increased approximately 6%.

     The U.S. dollar value of Medite's foreign sales and operating costs is subject to currency exchange rate fluctuations which may favorably or adversely impact reported earnings and affect the comparability of operating results. Fluctuations in the value of the U.S. dollar relative to other currencies accounted for about four percentage points of the 1995 increase in both MDF selling prices and per-unit costs (one percentage point in 1994). Approximately 56% of Medite's 1995 MDF sales were denominated in currencies other than the U.S. dollar, principally the U.K. Pound Sterling and the European Currency Unit. Medite's Irish operations accounted for approximately 47% of its MDF production in 1995. Fiber, labor and most other production costs in Ireland are denominated principally in Irish punts, while Irish resins are purchased primarily in Sterling.

     Economic conditions in North America and Europe and relative MDF industry capacity/demand ratios, including the impact of industry capacity additions in 1995 and 1996, are currently expected to continue MDF price and volume pressures in 1996 and reduce Medite's market share from current levels.

     Traditional timber products. Medite allocates timber harvested from its fee timberlands between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. Log sales accounted for approximately 20% of traditional timber products sales dollars in 1995, down from 32% in 1994 and 49% in 1993.

     Log volumes, prices and margins were higher in 1994 than in either 1995 or 1993. Lumber prices declined significantly in 1995 while veneer volumes and prices rose. Overall traditional timber products margins in 1994 were aided by a favorable impact of reductions in LIFO log inventories while being hindered by veneer plant start-up costs. In 1993, $1.9 million of business interruption insurance from the 1992 Rogue River veneer mill fire had a significant favorable, non-recurring effect on operating income margins as this income had no associated cost.

HARDWARE PRODUCTS




                              YEARS ENDED DECEMBER 31,        % CHANGE
                             -------------------------   ------------------

                            1993      1994      1995     1993-94    1994-95
                            ----      ----      ----     -------    -------

                                             (IN MILLIONS)
Net sales                  $64.4     $70.0     $80.2      + 9%      +15%
Operating income            17.5      20.9      19.9      +19%      - 5%

Operating income margin      27%      30%       25%




     National Cabinet Lock continues to add new products to its STOCK LOCKS product line as well as to its Waterloo Furniture Components workstation and drawer slide lines and reported new highs in sales in both 1994 and 1995. Volumes increased in 1994 compared to 1993 in each of its three major product lines (locks, workstation and drawer slides). In 1995, volumes continued to increase in both the workstation and drawer slide product lines however lock volume from a government contract completed in early 1995 was only partially replaced. The workstation product line continued to be the fastest growing line with sales up 30% in 1995 following an 18% increase in 1994.

     Operating income margins in 1995 were impacted by both higher raw material costs, as competitive pressures prevented full recovery through higher selling prices, and costs associated with integrating the operations of a Canadian competitor acquired in August 1995. The acquired operations generated approximately $3 million in sales in 1995, principally in the workstation and drawer slide product lines. The Company's principal facilities are operating at a high rate of capacity, and overtime was used throughout 1994 and 1995 in order to meet market demand.

     Over 70% of the Company's hardware products sales are generated by its Canadian operations. About two-thirds of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. As a result, fluctuations in the value of the U.S. dollar relative to the Canadian dollar favorably impacted operating results in both 1995 and 1994 compared to the respective prior year.

FAST FOOD




                             YEARS ENDED DECEMBER 31,         % CHANGE
                            --------------------------   ------------------

                            1993      1994      1995     1993-94    1994-95
                            ----      ----      ----     -------    -------

                                             (IN MILLIONS)
Net sales                   $111.6   $115.5    $115.4       +3%      - 0%
Operating income               9.7      9.0       7.5       -6%      -17%

Operating income margin         9%       8%        7%

Arby's units operated:
  At end of year              160       162       158       +1%      - 2%
  Average during the year     159       159       158       -        - 1%




     Excluding the effect of a 53rd week in 1994, comparable store sales were relatively flat during the past three years (up nominally in 1994 and down nominally in 1995). Despite stable to lower food costs, increased competitive promotions and discounts and higher labor costs continue to reduce operating results and margins.

     Sybra opened 18 new stores during the past three years (nine in 1995) and plans to open one new restaurant in the first quarter of 1996. Sybra continually evaluates the profitability of its individual restaurants, closed 20 stores during the past three years (13 in 1995) and intends to continue to close unprofitable stores when appropriate. Costs associated with store closings were $.6 million in 1993, $1.4 million in 1994 and $.9 million in 1995. In addition to six stores closed in January and February 1996, Sybra may close one to two additional stores later in the year.

INTEREST EXPENSE

     Interest expense was $6.4 million in 1993, $17.6 million in 1994 and $19.8 million in 1995. Interest expense increased in 1995 compared to 1994 primarily due to higher average borrowing levels associated with facilities expansion. The increase in interest expense in 1994 resulted primarily from borrowings under Medite's secured credit facility obtained in August 1993 and the Valcor Senior Notes issued in November 1993. At December 31, 1995, approximately $150 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The average interest rate on approximately $60 million of floating rate subsidiary borrowings outstanding at December 31, 1995 was 7.5% compared to average variable interest rates of 7.8% at December 31, 1994 and 5.4% at December 31, 1993.

PROVISION FOR INCOME TAXES

     Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the Company's consolidated effective income tax rate. In addition, in 1995 the effective income tax rate was favorably impacted by a $1 million reduction in accumulated deferred income taxes resulting from enactment of a new U.S./Canadian tax treaty. See Note 10 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

CONSOLIDATED CASH FLOWS

     Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities was $40 million in 1995 compared to $53 million in 1994 and $46 million in 1993 generally reflecting relative changes in earnings. Changes in assets and liabilities, which used cash in each of the past three years, result primarily from the timing of production, sales and purchases. In 1995, MDF production exceeded MDF sales by approximately 4% and contributed substantially to the relative change in inventory levels. Higher receivable levels in 1995 resulted in part from increased sales to non-core international MDF markets which have longer standard payment terms.

     Semi-annual interest payments on the Valcor Senior Notes began in 1994 and accounted for about 80% of the comparative increase in cash interest payments in 1994 compared to 1993.

     Cash flows from investing activities. Capital expenditures during the past three years aggregated $100 million and included $32 million related to Medite's Irish MDF expansion and the rebuilding of Medite's Rogue River chipping and
veneer plant.   Capital expenditures were higher in 1994 than either 1993 or
1995 due primarily to Medite's Irish MDF expansion. Capital expenditures for 1996 are estimated at approximately $23 million, down $3 million from 1995 due primarily to lower planned spending by Sybra for store expansion, and are expected to be financed primarily from the respective subsidiary's operations or credit facilities.

     The 1996 capital budget includes an estimated $3 million for environmental protection and improvement programs, however such amount could be modified depending upon the ultimate outcome of Medite's ongoing evaluation of alternative compliance plans for its New Mexico MDF plant. See Item 1 - `Business -- Building Products -- Environmental matters and government regulation.''

     Cash flows from financing activities. Net repayments of indebtedness in 1995 include $16 million of payments under Medite's bank term loans and additional Sybra borrowings primarily for expansion. Net borrowings in 1994 included approximately $21 million of project financing for Medite's Irish MDF expansion while net borrowings in 1993 include the Valcor Senior Notes ($100 million) and net new borrowings under Medite's secured credit facility ($39 million). At December 31, 1995, unused credit available under existing subsidiary credit facilities approximated $35 million.

     Dividends paid to Valhi in 1993 include special dividends aggregating $135 million from the proceeds of borrowings under Medite's Timber Credit Agreement and the Valcor Senior Notes.

BUILDING PRODUCTS

     Medite completed a second MDF production line in Ireland in 1994 and intends to continue the upgrading and debottlenecking of its existing MDF production facilities. As discussed elsewhere herein, Medite currently expects to submit a new operating permit and compliance plan to the New Mexico Environmental Department during 1996. However, there can be no assurance that regulatory approval will be obtained without modifications which may not be economically feasible for this facility. In addition, the Company understands that much of the 1995/1996 industry capacity additions utilize the newer, more efficient continuous press technology. Approximately 20% of Medite's MDF production capacity utilizes the newer technology and Medite may need to upgrade certain of its older facilities over the next few years in order to avoid certain competitive disadvantages. Capital costs associated with potential future facilities upgrades could, under certain scenarios, be relatively significant.

     At December 31, 1995, amounts available for borrowing under Medite's existing bank credit agreements aggregated $17 million.

     Medite has agreed to exchange certain property held for sale with a nominal carrying amount and $1 million cash for approximately 660 acres of state-owned timberlands containing over eight million board feet of timber. Medite currently expects to complete the transaction in early 1996. Medite has also granted a three-year option to a real estate development company to acquire certain other of Medite's property held for sale.

HARDWARE PRODUCTS

     National Cabinet Lock's major plants have operated at a high rate of capacity during the past few years and capital spending continues to address market demands. In this regard, an additional production facility was acquired through the purchase of a Canadian competitor in August 1995. The Company continues to explore additional expansion and/or acquisition opportunities for its hardware products business.

     At December 31, 1995, National Cabinet Lock had $5.5 million of borrowing availability under existing Canadian credit agreements.

FAST FOOD

     Sybra, like most restaurant businesses, is able to operate with nominal working capital because sales are for cash, inventory turnover is rapid, and payments to trade suppliers are generally not due for 30 days. At December 31, 1995, Sybra had $12 million of borrowing availability under its existing revolving credit agreements.

     Approximately one-half of Sybra's $5 million 1996 capital budget relates to its continuing program to remodel and update existing stores. The Company is considering curtailing new store openings and, as a result, Sybra may not be in compliance with the current terms of its CDA with Arby's, Inc. by the end of 1996. There can be no assurance that Sybra could renegotiate the CDA in order to retain its exclusive development rights, in which case other Arby's competitors would be free to enter the Dallas/Ft. Worth and Tampa markets.
Sybra does not believe that loss of its development rights would have a material adverse effect on its financial position, results of operations or liquidity.

GENERAL CORPORATE

     Valcor's operations are conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various subsidiary credit agreements contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. Valcor has not guaranteed any indebtedness of its subsidiaries. See Note 4 to the Consolidated Financial Statements. The Company believes that future distributions from its subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Notes Indenture.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company may also evaluate acquisitions of interests in, or combinations with, companies related to its current businesses. The Company and its subsidiaries intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company and its subsidiaries. In this regard, the Valcor Senior Notes Indenture contains limitations on the ability of the Company and its subsidiaries to incur indebtedness or hold noncontrolling interests in business units. See Note 4 to the Consolidated Financial Statements.

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

 (b)           Reports on Form 8-K

               Reports on Form 8-K filed for the quarter ended December 31, 1995 and the month of January 1996.

               October 23, 1995 - Reported Items 5 and 7.
               January 26, 1996 - Reported Items 5 and 7.

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


           PAGE NUMBER:
            MANUALLY
ITEM NO.   SIGNED COPY                     EXHIBIT INDEX
--------   -----------                     -------------




 3.1 Certificate of Incorporation of the Registrant - incorporated by reference to Exhibit 3.1 to a Registration Statement on Form S-1 (No. 33-63044) filed by the Registrant.

 3.2 By-Laws of the Registrant - incorporated by reference to Exhibit 3.2 to a Registration Statement on Form S-1 (No. 33-63044) filed by the Registrant.

 4.1 Indenture dated November 1, 1993 governing the Valcor, Inc. 9 5/8% Senior Notes Due 2003, including form of Note - incorporated by reference to Exhibit 4.1 of a Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed by the Registrant (File No. 33-63044).

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

10.9 Extension Agreement among Medite Corporation, United States National Bank of Oregon, NationsBank of North Carolina, N.A. and Societe Generale, Southwest Agency as of September 30, 1995.

27.1                    Financial Data Schedule for the year ended December
                        31, 1995.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALCOR, INC.
                                   (Registrant)


                                   By: /s/ Harold C. Simmons
                                   ------------------------------------

                                   Harold C. Simmons, February 20, 1996
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





 /s/ Harold C. Simmons                    /s/ Glenn R. Simmons
-------------------------------------   ------------------------------------

Harold C. Simmons, February 20, 1996    Glenn R. Simmons, February 20, 1996
(Chairman of the Board, President and   (Vice Chairman of the Board)
 Chief Executive Officer)


 /s/ Robert W. Singer                    /s/ William C. Timm
-------------------------------------   -----------------------------------

Robert W. Singer, February 20, 1996     William C. Timm, February 20, 1996
(Vice President and Director)           (Vice President-Finance, Treasurer
                                         and Chief Financial Officer)


                                         /s/ J. Thomas Montgomery, Jr.
                                        ------------------------------------

                                        J. Thomas Montgomery, Jr.,
                                        February 20, 1996
                                        (Vice President, Controller and
                                         Chief Accounting Officer)


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   VALCOR, INC.
                                   (Registrant)


                                   By:
                                   ------------------------------------

                                   Harold C. Simmons, February 20, 1996
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Harold C. Simmons, February 20, 1996    Glenn R. Simmons, February 20, 1996
(Chairman of the Board, President and   (Vice Chairman of the Board)
 Chief Executive Officer)


Robert W. Singer, February 20, 1996     William C. Timm, February 20, 1996
(Vice President and Director)           (Vice President-Finance, Treasurer
                                         and Chief Financial Officer)


                                        J. Thomas Montgomery, Jr.,
                                        February 20, 1996
                                        (Vice President, Controller and


                   ANNUAL REPORT ON FORM 10-K

                    ITEMS 8, 14(A) AND 14(D)

           INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                 PAGE

  Reports of Independent Accountants                                F-2/F-3

  Consolidated Balance Sheets - December 31, 1994 and 1995          F-4/F-5

  Consolidated Statements of Income - Years ended
   December 31, 1993, 1994 and 1995                                 F-6

  Consolidated Statements of Stockholder's Equity - Years ended
   December 31, 1993, 1994 and 1995                                 F-7

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1993, 1994 and 1995                                 F-8/F-9

  Notes to Consolidated Financial Statements                        F-10/F-27



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


                REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder and Board of Directors of Valcor, Inc.:

    We have audited the accompanying consolidated balance sheets of Valcor, Inc. as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Medite Corporation, which subsidiary constituted approximately three-fifths of consolidated assets as of December 31, 1994 and 1995, respectively, and approximately one-half of consolidated net sales for each of the three years in the period ended December 31, 1995. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to amounts included for Medite, is based solely upon their report.

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

    In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valcor, Inc. as of December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                         COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 12, 1996


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Medite Corporation:

    We have audited the consolidated balance sheets of Medite Corporation as of December 31, 1994 and 1995, and the related consolidated statements of income, redeemable preferred stock and common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of Medite Corporation as of December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                              ARTHUR ANDERSEN LLP

Portland, Oregon,
January 27, 1996

                                  VALCOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)

              ASSETS
                                                            1994      1995
                                                            ----      ----

Current assets:
  Cash and cash equivalents                              $ 23,256  $ 17,618
  Accounts receivable, net of allowance of $570
   and $800                                                26,888    30,949
  Receivable from affiliates                                4,285     3,538
  Inventories                                              31,016    36,385
  Prepaid expenses                                          3,553     3,105
  Deferred income taxes                                     1,595     2,409
                                                         --------  --------


      Total current assets                                 90,593    94,004
                                                         --------  --------


Other assets:
  Timber and timberlands                                   53,114    53,099
  Intangible assets                                        19,202    18,145
  Other                                                    11,947     8,630
                                                         --------  --------


      Total other assets                                   84,263    79,874
                                                         --------  --------


Property and equipment:
  Land                                                     19,186    22,290
  Buildings                                                44,345    50,007
  Equipment                                               177,790   184,240
  Construction in progress                                  2,001     8,393
                                                         --------  --------

                                                          243,322   264,930
  Less accumulated depreciation                            97,483   111,216
                                                         --------  --------




      Net property and equipment                          145,839   153,714
                                                         --------  --------


                                                         $320,695  $327,592
                                                         ========  ========


                                  VALCOR, INC.

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1994 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)

   LIABILITIES AND STOCKHOLDER'S EQUITY
                                                            1994      1995
                                                            ----      ----

Current liabilities:
  Current maturities of long-term debt                   $ 12,738  $ 12,383
  Accounts payable                                         16,207    19,933
  Accrued liabilities                                      24,430    21,470
  Payable to affiliates                                        69        17
  Income taxes                                              1,318     2,275
                                                         --------  --------


      Total current liabilities                            54,762    56,078
                                                         --------  --------


Noncurrent liabilities:
  Long-term debt                                          201,796   198,584
  Deferred income taxes                                    25,938    24,461
  Other                                                     3,349     4,245
                                                         --------  --------


      Total noncurrent liabilities                        231,083   227,290
                                                         --------  --------


Stockholder's equity:
  Preferred stock, $1 par value; 1,000 shares
   authorized; none issued                                   -        -
  Common stock, $1 par value; 1,000 shares
   authorized, issued and outstanding                           1         1
  Additional paid-in capital                                  520       520
  Retained earnings                                        34,623    45,871
  Adjustments:

    Currency translation                                     (294)       30
    Pension liabilities                                      -       (2,198)
                                                         --------  --------





      Total stockholder's equity                           34,850    44,224
                                                         --------  --------


                                                         $320,695  $327,592
                                                         ========  ========



[FN]
Commitments and contingencies (Note 13)


                                  VALCOR, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                 (IN THOUSANDS)

                                                  1993      1994      1995
                                                  ----      ----      ----

Revenues and other income:
  Net sales                                    $350,309  $375,378  $395,568
  Other income, net                               3,637     2,580     2,652
                                               --------  --------  --------


                                                353,946   377,958   398,220
                                               --------  --------  --------

Costs and expenses:
  Cost of sales                                 277,162   287,547   318,337
  Selling, general and administrative            22,882    24,581    27,742
  Interest                                        6,359    17,591    19,819
                                               --------  --------  --------


                                                306,403   329,719   365,898
                                               --------  --------  --------


    Income before income taxes                   47,543    48,239    32,322

Provision for income taxes                       19,193    17,141    12,776
                                               --------  --------  --------


    Net income                                 $ 28,350  $ 31,098  $ 19,546
                                               ========  ========  ========


                                       VALCOR, INC.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                       YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                      (IN THOUSANDS)

                                   INVESTMENT           ADDITIONAL
                                    OF PARENT  COMMON    PAID-IN     RETAINED
                                    COMPANY    STOCK     CAPITAL     EARNINGS
                                   ----------  ------   ----------   --------

Balance at December 31, 1992       $ 60,521     $-      $   -       $ 73,677

Net income                             -         -          -         28,350
Capitalization                      (60,521)      1       60,520       -
Dividends                              -         -       (60,000)   (88,932)
Other, net                             -         -          -           -
                                   --------     ---     --------    --------


Balance at December 31, 1993           -          1          520     13,095

Net income                             -         -          -        31,098
Dividends                              -         -          -        (9,570)
Other, net                             -         -          -           -
                                   --------     ---     --------    --------


Balance at December 31, 1994           -          1          520     34,623

Net income                             -         -          -        19,546
Dividends                              -         -          -        (8,298)
Other, net                             -         -          -           -
                                   --------     ---     --------    --------


Balance at December 31, 1995       $   -        $ 1     $    520    $ 45,871
                                   ========     ===     ========    ========


                                          ADJUSTMENTS
                                   ------------------------

                                                               TOTAL
                                    CURRENCY      PENSION   STOCKHOLDER'S
                                   TRANSLATION  LIABILITIES    EQUITY
                                   -----------  ----------- -------------

Balance at December 31, 1992         $ 511       $  -        $ 134,709

Net income                             -            -           28,350
Capitalization                         -            -             -
Dividends                              -            -         (148,932)
Other, net                            (276)         -             (276)
                                     -----       -------     ---------


Balance at December 31, 1993           235          -           13,851

Net income                             -            -           31,098
Dividends                              -            -           (9,570)
Other, net                            (529)         -             (529)
                                     -----       -------     ---------


Balance at December 31, 1994          (294)         -           34,850

Net income                             -            -           19,546
Dividends                              -            -           (8,298)
Other, net                             324        (2,198)       (1,874)
                                     -----       -------     ---------


Balance at December 31, 1995         $  30       $(2,198)    $  44,224
                                     =====       =======     =========


                          VALCOR, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                         (IN THOUSANDS)

                                                 1993       1994      1995
                                                 ----       ----      ----

Cash flows from operating activities:
  Net income                                 $  28,350  $ 31,098   $ 19,546
  Depreciation, depletion and amortization      16,378    17,320     19,701
  Deferred income taxes                          2,600     3,343       (831)
  Other, net                                    (1,157)    1,690      1,537
                                             ---------  --------   --------

                                                46,171    53,451     39,953
  Change in assets and liabilities:
    Accounts receivable                         (1,522)   (1,601)    (4,347)
    Inventories                                  1,008    (2,416)    (4,624)
    Accounts payable and accrued liabilities       284     4,005      2,036
    Accounts with affiliates                    (2,512)   (4,878)       695
    Other, net                                     660      (262)     1,508
                                             ---------  --------   --------


      Net cash provided by operating
       activities                               44,089    48,299     35,221
                                             ---------  --------   --------


Cash flows from investing activities:
  Capital expenditures                         (27,779)  (46,246)   (26,279)
  Purchase of business unit                      -          -        (5,982)
  Other, net                                      (463)     (163)       (22)
                                             ---------  --------   --------


      Net cash used by investing activities    (28,242)  (46,409)   (32,283)
                                             ---------  --------   --------


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                237,060     89,878     45,706
    Principal payments                       (102,986)   (70,120)   (49,273)
  Dividends                                  (148,932)    (9,570)    (8,298)




  Grants and other                                -        1,235      2,916
                                             ---------  --------   --------


      Net cash provided (used) by financing
       activities                             (14,858)    11,423     (8,949)
                                             ---------  --------   --------


Net cash provided (used)                     $     989  $ 13,313   $ (6,011)
                                             =========  ========   ========


                          VALCOR, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

          YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                         (IN THOUSANDS)

                                                   1993      1994      1995
                                                   ----      ----      ----

Cash and cash equivalents:
  Net increase (decrease) from operating,
   investing and financing activities           $   989   $13,313   $ (6,011)
  Currency translation                             (212)     (420)       373
                                                -------   -------   --------

                                                    777    12,893     (5,638)
  Balance at beginning of year                    9,586    10,363     23,256
                                                -------   -------   --------


  Balance at end of year                        $10,363   $23,256   $ 17,618
                                                =======   =======   ========

Supplemental disclosures - cash paid for:
  Interest, net of amount capitalized           $ 4,437   $16,319   $ 19,113
  Income taxes                                   17,635    18,971     12,238

                          VALCOR, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION:

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

    All of Valcor's outstanding common stock is held by Valhi. Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valcor, Valhi and Contran, may be deemed to control each of such companies.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of consolidation and management's estimates. The consolidated financial statements include the accounts of Valcor and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may, in some instances, differ from previously estimated amounts.

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

    Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of approximately 40% of total inventories at December 31, 1995 (50% at December 31,
1994).  Other inventory costs are generally based on average cost.

    Timber and timberlands and depletion. Timber and timberlands are stated at cost less accumulated depletion. Fertilization and other forest management costs are expensed; costs of reforestation and road improvements are capitalized. Depletion is computed by the unit-of-production method.

    Intangible assets and amortization. Goodwill, representing the excess of cost over fair value of individual net assets acquired in business combinations accounted for by the purchase method, is amortized by the straight-line method over 40 years. Fast food restaurant franchise fees and other intangible assets are amortized by the straight-line method over the periods (10 to 20 years) expected to be benefited.

    Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects are capitalized as a component of construction costs and were $410,000 in 1993, $616,000 in 1994 and nil in 1995.

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

    Advertising costs, expensed as incurred, were $9.6 million in 1993, $9.8 million in 1994 and $10.7 million in 1995. Research and development costs, expensed as incurred, were $300,000 in 1993 and $400,000 in each of 1994 and 1995.

NOTE 3 -BUSINESS AND GEOGRAPHIC SEGMENTS:

Business segments                                  YEARS ENDED DECEMBER 31,
                                                 ---------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                        (IN MILLIONS)
Net sales:
  Building products - Medite                    $174.3   $189.9     $200.0
  Hardware products - National Cabinet Lock       64.4     70.0       80.2
  Fast food - Sybra                              111.6    115.5      115.4
                                                ------   ------     ------


                                                $350.3   $375.4     $395.6
                                                ======   ======     ======

Operating income:
  Building products                             $ 26.3   $ 36.4     $ 25.2
  Hardware products                               17.5     20.9       19.9
  Fast food                                        9.7      9.0        7.5
                                                ------   ------     ------

                                                  53.5     66.3       52.6
General corporate and other items, net              .4      (.5)       (.5)
Interest expense                                  (6.4)   (17.6)     (19.8)
                                                ------   ------     ------


    Income before income taxes                  $ 47.5   $ 48.2     $ 32.3
                                                ======   ======     ======

Depreciation, depletion and amortization:
  Building products                             $  8.5   $  9.6     $ 11.5
  Hardware products                                1.7      1.8        2.2
  Fast food                                        6.2      5.9        6.0
                                                ------   ------     ------




                                                $ 16.4   $ 17.3     $ 19.7
                                                ======   ======     ======

Capital expenditures:
  Building products                             $ 20.8   $ 32.0     $ 12.3
  Hardware products                                2.7      3.4        2.0
  Fast food                                        4.3     10.8       12.0
                                                ------   ------     ------


                                                $ 27.8   $ 46.2     $ 26.3
                                                ======   ======     ======


    Capital expenditures include additions to property and equipment and timber and timberlands, excluding amounts attributable to business units acquired in business combinations accounted for by the purchase method. In 1995, the Company's Canadian hardware products subsidiary purchased certain assets of a competitor for approximately $6 million cash.


Geographic segments                                YEARS ENDED DECEMBER 31,
                                                 ---------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                        (IN MILLIONS)
  Net sales - point of origin:
    United States                               $261.5   $270.5     $254.3
    Republic of Ireland                           47.1     58.8       83.2
    Canada                                        41.7     46.1       58.1
                                                ------   ------     ------


                                                $350.3   $375.4     $395.6
                                                ======   ======     ======

  Net sales - point of destination:
    United States                               $260.5   $275.4     $271.7
    Europe                                        44.2     58.5       81.3
    Other North America                           22.0     26.3       28.1
    Pacific Rim and other                         23.6     15.2       14.5
                                                ------   ------    -------


                                                $350.3   $375.4     $395.6
                                                ======   ======     ======

  Operating income:
    United States                               $ 36.5   $ 40.9     $ 23.4
    Republic of Ireland                            6.4     12.3       15.8
    Canada                                        10.6     13.1       13.4
                                                ------   ------     ------


                                                $ 53.5   $ 66.3     $ 52.6
                                                ======   ======     ======


Identifiable assets                                             DECEMBER 31,
                                                               --------------

                                                                1994    1995
                                                                ----    ----

                                                               (IN MILLIONS)
  Business segments:
    Building products                                         $208.1  $200.4
    Hardware products                                           37.8    44.4
    Fast food                                                   68.6    74.3
    Corporate                                                   27.4    22.9
    Eliminations                                               (21.2)  (14.4)
                                                              ------  ------


                                                              $320.7  $327.6
                                                              ======  ======

  Geographic segments:
    United States                                             $221.3  $227.7
    Republic of Ireland                                         75.3    70.1
    Canada                                                      24.1    29.8
                                                              ------  ------


                                                              $320.7  $327.6
                                                              ======  ======


    Corporate assets consist principally of cash, cash equivalents and loans to subsidiaries. Eliminations consist principally of intercompany receivables, including loans to subsidiaries. At December 31, 1995, the net assets of non-U.S. subsidiaries included in consolidated net assets were approximately $57 million.

NOTE 4 -LONG-TERM DEBT:

                                                             DECEMBER 31,
                                                          -----------------

                                                            1994      1995
                                                            ----      ----

                                                            (IN THOUSANDS)
Valcor - Senior Notes                                    $100,000  $100,000
                                                         --------   -------


Medite:
  Bank term loans                                          89,411    73,770
  Bank working capital facilities                           8,802    10,830
  Other                                                     4,360     4,117
                                                         --------  --------

                                                          102,573    88,717
                                                         --------  --------


Other:
  Sybra bank credit agreements                              5,500    16,770
  Sybra capital lease obligations                           6,321     5,382
  National Cabinet Lock capital lease obligation              140        98
                                                         --------  --------

                                                           11,961    22,250
                                                         --------  --------

                                                          214,534   210,967
Less current maturities                                    12,738    12,383
                                                         --------  --------


                                                         $201,796  $198,584
                                                         ========  ========


    Valcor. Valcor's 9 5/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. In the event of a Change of Control, as defined, Valcor would be required to make an offer to purchase the Senior Notes at 101% of principal amount. At December 31, 1994 and 1995, the quoted market price of the Senior Notes was $89.60 and $99.00, respectively.

    The Indenture governing the Senior Notes limits, among other things, the incurrence of additional indebtedness by Valcor and its subsidiaries, the creation of liens and transactions and co-investing with affiliates. The Indenture generally limits the ability of the Company to pay dividends or make other distributions to Valhi to 50% of consolidated net income, as defined, subsequent to 1993. At December 31, 1995, less than $1 million was available for dividends.

    Medite. Medite's U.S. bank credit agreement (the "Timber Credit Agreement") provides for (i) term loan financing ($59 million outstanding at December 31, 1995) due in annual installments of $8 million through 1999 with the balance due in 2000, and (ii) a $15 million revolving working capital facility ($4 million outstanding at December 31, 1995) through September 1997. Borrowings generally bear interest at rates 1.5% to 2% over LIBOR, are collateralized by Medite's timber and timberlands, and borrowings under the working capital facility are also collateralized by Medite's U.S. receivables and inventories. Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of the term loan due in 1998-2000 that results in a weighted average interest rate of 7.6% for such borrowings. The Company is exposed to interest rate risk in the event of nonperformance by the other parties to the agreements, although it does not anticipate nonperformance by such parties. See Note 9.

    Medite's Irish subsidiary, Medite of Europe Limited, has bank credit agreements providing for (i) a bank term loan ($14.8 million outstanding at December 31, 1995) repayable in installments through 2000 and (ii) a $12 million multi-currency revolving working capital facility ($6.8 million outstanding at December 31, 1995) through April 1997. Borrowings under both facilities are collateralized by substantially all of Medite/Europe's assets. The term loan bears interest at a weighted average fixed rate of 8.3% while borrowings under the revolving facility bear interest at rates based upon LIBOR.

    At December 31, 1995, the weighted average interest rates on Medite's outstanding U.S. and non-U.S. bank borrowings, including the effect of the interest rate swaps discussed above, were 7.6% and 7.8%, respectively (1994 - 7.8% and 7.9%, respectively). Amounts available for borrowing under the existing bank credit facilities aggregated $17 million at December 31, 1995.

    Other Medite indebtedness consists principally of a State of Oregon term loan that matures in monthly installments through March 2008, bears interest at 6.9% and is collateralized by certain of Medite's property and equipment.

    Other. Sybra's revolving bank credit agreements provide for unsecured credit facilities aggregating $29 million with interest generally at LIBOR plus 1.5%. Borrowings under these agreements mature through July 1997. At December 31, 1995, the weighted average interest rate on outstanding revolving borrowings was 7.5% (1994 - 7.7%). Amounts available for borrowing aggregated $12.2 million at December 31, 1995.

    Capital lease obligations are stated net of imputed interest. Future minimum payments under capital lease obligations at December 31, 1995, including amounts representing interest, are approximately $1.4 million in each of the next three years, $.6 million in each of the following two years and an aggregate of $3.2 million thereafter. The gross amount of assets recorded under capital leases, included in property and equipment, was $6.5 million and $6.2 million at December 31, 1994 and 1995, respectively. Accumulated amortization of assets recorded under capital leases was $4.0 million and $4.3 million at December 31, 1994 and 1995, respectively.

    National Cabinet Lock has a Canadian bank credit agreement which currently provides for approximately $5.5 million of U.S. or Canadian dollar borrowings, with interest generally at LIBOR plus .5% and collateralized by substantially all of National Cabinet Lock's Canadian assets. At December 31, 1995, the full amount of this facility was available for borrowing.

    Credit agreements of subsidiaries typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness, and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1995, the restricted net assets of the Company's subsidiaries approximated $110 million.

Aggregate maturities of long-term debt at December 31, 1995

YEARS ENDING DECEMBER 31,                                         AMOUNT
-------------------------                                         ------

                                                              (IN THOUSANDS)
  1996                                                         $ 13,000
  1997                                                           40,581
  1998                                                           12,933
  1999                                                           12,242
  2000                                                           10,490
  2001 and thereafter                                           124,988
                                                               --------

                                                                214,234
  Less amounts representing interest on capital leases            3,267
                                                               --------


                                                               $210,967
                                                               ========



NOTE 5 -INVENTORIES:

                                                               DECEMBER 31,
                                                             ----------------

                                                              1994     1995
                                                              ----     ----

                                                              (IN THOUSANDS)
Raw materials:
  Building products                                         $13,050  $12,404
  Hardware products                                           1,313    1,927
  Fast food                                                   1,426    1,379
                                                            -------  -------

                                                             15,789   15,710
                                                            -------  -------


In process products:
  Building products                                           1,481    2,187
  Hardware products                                           4,437    4,320
                                                            -------  -------

                                                              5,918    6,507
                                                            -------  -------


Finished products:
  Building products                                           2,711    6,131
  Hardware products                                           2,510    2,921
                                                            -------  -------

                                                              5,221    9,052
                                                            -------  -------


Supplies                                                      4,088    5,116
                                                            -------  -------


                                                            $31,016  $36,385
                                                            =======  =======



    The current cost of LIFO inventories exceeded the net carrying value of such inventories by approximately $4.1 million and $4.2 million at December 31, 1994 and 1995, respectively. The effect of reductions in certain building products LIFO inventory quantities increased operating income by $.5 million in 1993, $3.2 million in 1994 and $.5 million in 1995.

NOTE 6 -OTHER INCOME:

                                                  YEARS ENDED DECEMBER 31,
                                                 --------------------------

                                                   1993      1994     1995
                                                   ----      ----     ----

                                                        (IN THOUSANDS)
Interest income                                  $  313   $  671    $1,042
Business interruption insurance                   1,900     -         -
Currency transaction gains (losses), net           (114)     896       419
Disposal of property and equipment                  304       23        80
Other, net                                        1,234      990     1,111
                                                 ------   ------    ------


                                                 $3,637   $2,580    $2,652
                                                 ======   ======    ======


     Business interruption insurance related to a 1992 fire at Medite's veneer and chipping plant was recognized as a component of operating income through August 1993.

NOTE 7 -INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                               DECEMBER 31,
                                                             ----------------

                                                              1994     1995
                                                              ----     ----

                                                              (IN THOUSANDS)
Intangible assets, net of accumulated
 amortization of $8,551 and $9,572:
  Goodwill                                                  $ 5,328  $ 5,162
  Franchise fees                                             6,299     5,605
  Intangible pension asset                                    -          403
  Other                                                       7,575    6,975
                                                            -------  -------


                                                            $19,202  $18,145
                                                            =======  =======

Other assets:
  Deferred financing costs                                  $ 3,537  $ 3,003
  Prepaid pension cost                                        4,363    1,501
  Property held for sale                                      3,979    3,920
  Other                                                         68       206
                                                            -------  -------


                                                            $11,947  $ 8,630
                                                            =======  =======


    Property held for sale is carried at the lower of cost or estimated net realizable value under current market conditions. Medite has entered into an agreement to exchange certain property held for sale with a nominal carrying value and $1 million cash for certain state-owned timber and timberland. The transaction is currently expected to be completed in early 1996. Medite has also granted an option to a real estate development company to acquire, over a three-year period, certain other property held for sale.

NOTE 8 -ACCRUED LIABILITIES:

                                                               DECEMBER 31,
                                                             ----------------

                                                              1994     1995
                                                              ----     ----

                                                              (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                                         $ 9,978  $ 7,894
  Interest                                                    2,221    3,636
  Insurance claims and expenses                               3,412    2,357
  Equipment purchases                                         2,157      416
  Other                                                       6,662    7,167
                                                            -------  -------


                                                            $24,430  $21,470
                                                            =======  =======

Other noncurrent liabilities:
  Insurance claims and expenses                             $ 1,339  $ 1,066
  Accrued pension cost                                        -          635
  Accrued OPEB cost                                             298      322
  Other                                                       1,712    2,222
                                                            -------  -------


                                                            $ 3,349  $ 4,245
                                                            =======  =======


NOTE 9 - FINANCIAL INSTRUMENTS:

                                                                      DECEMBER 31,            DECEMBER 31,
                                                                         1994                    1995
                                                                 --------------------    --------------------

                                                                  CARRYING       FAIR      CARRYING       FAIR
                                                                   AMOUNT        VALUE      AMOUNT        VALUE
                                                                 ---------       -----    ---------       -----

                                                                                  (IN MILLIONS)
Cash and cash equivalents                                          $ 23.3        $23.3      $ 17.6       $ 17.6

Long-term debt (excluding capitalized leases):
  Valcor Senior Notes                                              $100.0        $89.6      $100.0       $ 99.0
  Medite debt with rates fixed via interest rate swaps               26.0         23.3        26.0         26.0
  Other fixed-rate debt                                              26.8         26.0        18.9         19.2
  Variable rate debt                                                 55.3         55.3        60.6         60.6

    Fair value of the Valcor Senior Notes is based upon quoted market prices (per $100 principal amount) of $89.60 at December 31, 1994 and $99.00 at December 31, 1995. See Note 4.

    The fair value of Medite debt on which interest rates have been effectively fixed through the use of interest rate swaps is deemed to approximate the book value of the debt plus or minus the fair value of the related swaps. See Note
4. Fair values of Medite's interest rate swaps are estimated to be a $2.7 million receivable at December 31, 1994 and approximate the contract amount at December 31, 1995. Such fair values represent the estimated amounts Medite would receive if it were to terminate the swap agreements at those dates, and are based upon quotes obtained from the counter party financial institution.

    Fair values of other fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since the dates the interest rates were fixed. Fair values of variable interest rate debt are deemed to approximate book value.

     At December 31, 1994, Medite had entered into certain currency forward contracts to eliminate certain exchange rate fluctuation risk of approximately $1 million of equipment purchase commitments denominated principally in Deutsche Marks. Such currency forward contracts effectively fixed the U.S. dollar cost of the related equipment and matured during 1995.

NOTE 10 - INCOME TAXES:

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------

                                                      1993    1994     1995
                                                      ----    ----     ----

                                                          (IN MILLIONS)
Components of pretax income:
  United States                                       $31.1   $23.7    $ 5.5
  Non-U.S. subsidiaries                                16.4    24.5     26.8
                                                      -----   -----    -----


                                                      $47.5   $48.2    $32.3
                                                      =====   =====    =====

Expected tax expense, at U.S. federal statutory
 income tax rate of 35%                               $16.6   $16.9    $11.3
Non-U.S. tax rates                                     (1.8)   (2.4)    (3.1)
Incremental U.S. tax on non-U.S. earnings               3.6     1.7      3.5
Rate change adjustment of deferred taxes                 .4     -       (1.0)
Other, net                                               .4      .9      2.1
                                                      -----   -----    -----


                                                      $19.2   $17.1    $12.8
                                                      =====   =====    =====

Components of income tax expense:
  Currently payable:
    U.S. federal                                      $11.7   $ 7.9    $ 5.8
    U.S. state                                           .6     1.0      1.6
    Non-U.S.                                            4.3     4.9      6.2
                                                      -----   -----    -----

                                                       16.6    13.8     13.6
                                                      -----   -----    -----

  Deferred income taxes:




    U.S. federal and state                              2.7     1.9     (2.1)
    Non-U.S.                                            (.1)    1.4      1.3
                                                      -----   -----    -----

                                                        2.6     3.3      (.8)
                                                      -----   -----    -----


                                                      $19.2   $17.1    $12.8
                                                      =====   =====    =====

Comprehensive provision for income tax expense
 allocable to:
  Pretax income                                       $19.2   $17.1    $12.8
  Stockholder's equity - deferred taxes allocable
   to adjustments components                            (.1)    (.3)    (1.2)
                                                      -----   -----    -----


                                                      $19.1   $16.8    $11.6
                                                      =====   =====    =====


                                                            DECEMBER 31,
                                                       ----------------------

                                                          1994        1995
                                                          ----        ----

                                                           (IN MILLIONS)
Tax effect of temporary differences relating to:
  Inventories                                           $ (1.6)     $  (.8)
  Timber and timberlands                                 (11.1)      (10.8)
  Property and equipment                                  (7.1)       (9.1)
  Capital lease assets and obligations                     1.5         1.3
  Accrued liabilities and other deductible differences     4.8         4.6
  Other taxable differences                               (8.4)       (6.2)
  Investments in non-U.S. subsidiaries                    (2.4)       (1.1)
                                                        ------      ------


    Net deferred tax liabilities                        $(24.3)     $(22.1)
                                                        ======      ======

Current deferred tax assets                             $  1.6      $  2.4
Noncurrent deferred tax liabilities                      (25.9)      (24.5)
                                                        ------      ------


                                                        $(24.3)     $(22.1)
                                                        ======      =======


NOTE 11 -   EMPLOYEE BENEFIT PLANS:

Company-sponsored pension plans

    Approximately 30% of the Company's worldwide full and part-time employees (about three-fourths of full-time employees) participate in one or more company-sponsored defined benefit or defined contribution pension plans. Defined pension benefits are generally based on years of service and compensation under fixed dollar, final pay or career average formulas, and the related expenses are based on independent actuarial valuations. The funding policies for U.S. defined benefit plans are to contribute amounts satisfying funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit plans are funded in accordance with applicable statutory requirements.

    Defined contribution plans. Over 90% of the Company's full-time U.S. employees are eligible to participate in contributory savings plans with Company contributions based on matching or other formulas. Defined contribution plan expense aggregated $1.7 million in 1993, $1.8 million in 1994 and $1.6 million in 1995.

    Defined benefit plans. About one-third of the Company's worldwide full-time employees are covered by defined benefit plans. The rates used in determining the actuarial present value of benefit obligations were (i) discount rate - 7.5% (1994 - 8.5%), and (ii) rate of increase in future compensation levels - 4%. The expected long-term rates of return on assets used ranged from 7.5% to 10%. The plans' assets are comprised primarily of mutual funds.

     The adjustment required to recognize minimum pension liability (accumulated pension benefit obligation in excess of plan assets) relates to Medite's U.S. plans. Variances from actuarially assumed rates will result in increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1995 by approximately $4 million.

                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                       (IN THOUSANDS)
Net periodic pension cost:
  Service cost                                  $   484  $   519   $   531
  Interest cost on PBO                            1,524    1,592     1,679
  Actual return on plan assets                   (2,395)     594    (3,589)
  Net amortization and deferral                     (63)  (2,922)    1,473
                                                -------  -------   -------


    Net expense (credit)                        $  (450) $  (217)  $    94
                                                =======  =======   =======


                                                                    PLAN ASSETS EXCEED     ACCUMULATED BENEFITS
                                                                   ACCUMULATED BENEFITS     EXCEED PLAN ASSETS
                                                                   --------------------    --------------------

                                                                        December 31,            December 31,
                                                                     -----------------       -----------------

                                                                     1994        1995        1994        1995
                                                                     ----        ----        ----        ----

                                                                                  (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                                  $16,573      $1,217      $ -         $20,290
  Nonvested benefits                                                 1,102       1,163        -             470
                                                                   -------      ------      ------      -------


  Accumulated benefit obligations                                   17,675       2,380        -          20,760
  Effect of projected salary increases                               1,558       1,456        -             386
                                                                   -------      ------      ------      -------


  Projected benefit obligations ("PBO")                             19,233       3,836        -          21,146
Plan assets at fair value                                           21,080       4,315        -          19,776
                                                                   -------      ------      ------      -------


Plan assets over (under) PBO                                         1,847         479        -          (1,370)
Unrecognized net loss from experience different from
 actuarial assumptions                                               2,703       1,044        -           4,331
Unrecognized prior service cost                                        448        -           -             403
Unrecognized net assets being amortized over periods of
 9 to 11 years                                                        (635)        (22)       -            (342)
Adjustment to recognize minimum liability                             -           -           -          (4,006)
                                                                   -------      ------      ------      -------


Total prepaid (accrued) pension cost                                 4,363       1,501        -            (984)
Current portion and reclassification, net                             -           -           -            (349)
                                                                   -------      ------      ------      -------




    Noncurrent prepaid (accrued) pension cost                      $ 4,363      $1,501      $ -         $  (635)
                                                                   =======      ======      ======      =======


Postretirement benefits other than pensions

    Certain Medite retirees receiving benefits from Medite's U.S. salaried pension plan are eligible to participate in Medite's group health program until age 65, and contribute to the cost of such benefits.

    The rates used in determining the actuarial present value of the accumulated OPEB obligation were (i) discount rate - 7.5% (1994 - 8.5%), (ii) rate of increase in future compensation levels - 4% annually and (iii) rate of increase in future health care costs - 13% in 1996, gradually declining to 6% in 2016 and thereafter. If the health care cost trend rate was increased by one percentage point for each year, OPEB expense would have increased $5,000 in 1995, and the actuarial present value of accumulated OPEB obligation at December 31, 1995 would have increased $35,000. In addition, a one percentage point change in the discount rate would change the actuarial present value of accumulated OPEB obligation at December 31, 1995 by approximately $25,000.

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------

                                                     1993     1994     1995
                                                     ----     ----     ----

                                                         (IN THOUSANDS)
Net periodic OPEB cost:
  Service cost                                       $28     $24      $20
  Interest cost                                       21      20       22
  Net amortization and deferrals                      -       -        (2)
                                                     ---     ---      ---


                                                     $49     $44      $40
                                                     ===     ===      ===


                                                                 DECEMBER 31,
                                                                -------------

                                                                1994   1995
                                                                ----   ----

                                                               (IN THOUSANDS)
Actuarial present value of accumulated OPEB obligation:
  Retiree benefits                                             $ 50   $ 58
  Other fully eligible active plan participants                  20     25
  Other active plan participants                                203    242
                                                               ----   ----

                                                                273    325
Unrecognized net gain from experience different
 from actuarial assumptions                                      37     13
                                                               ----   ----


Total accrued OPEB cost                                         310    338
Less current portion                                             12     16
                                                               ----   ----


  Noncurrent accrued OPEB cost                                 $298   $322
                                                               ====   ====


Multiemployer pension plans

    Employees of certain former operations were covered by union-sponsored, collectively-bargained multiemployer pension plans. Contributions to multiemployer plans based upon collectively-bargained agreements were $8,000 in 1993 and, based upon information provided by the multiemployer plans' administrators, such plans had no unfunded vested benefits.

NOTE 12 - RELATED PARTY TRANSACTIONS:

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

    Loans historically were made between the Company and Valhi pursuant to term and demand notes, principally for cash management purposes. Such loans generally bore interest at rates related to credit agreements with unrelated parties. Interest expense on loans from Valhi was $1,000 in 1993.

    Receivables from affiliates at December 31, 1995 include $3.5 million for refundable income taxes (1994 - $4.1 million).

    Under the terms of Intercorporate Services Agreements with Valhi, Valhi provides certain management and administrative services to the Company on a fee basis. Such fees are based upon estimates of time devoted to affairs of the Company by individual Valhi employees and the salaries of such persons. Fees charged to the Company were $760,000 in 1993, $920,000 in 1994, and $764,000 in
1995. Net charges from related parties for services provided in the ordinary course of business, principally charges for insuring property and other risks and foreign sales corporation commissions, aggregated $2.9 million in 1993, $2.2 million in 1994 and $2.1 million in 1995. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis.

    Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of the options. For financial reporting purposes, the Company accounts for the related option expense (credit) of $(5,000) in 1993, $433,000 in 1994 and $(72,000) in 1995 in a manner similar to accounting for stock appreciation rights. At December 31, 1995, employees of the Company held options to purchase 735,000 Valhi shares at prices ranging from $4.76 to $14.66 per share (358,000 shares at prices lower than the December 31, 1995 quoted market price of $6.375 per share).

    Restricted stock is forfeitable unless certain periods of employment are completed. The Company pays Valhi the market value of restricted shares on the dates the restrictions expire, and accrues the related expense over the restriction period. Expense related to restricted stock was $15,000 in 1993, $65,000 in 1994 and $15,000 in 1995. At December 31, 1995, 4,000 shares of
Valhi common stock, restricted for periods of up to six months, were held by Valhi in escrow for employees for the Company.


NOTE 13 - COMMITMENTS AND CONTINGENCIES:

    Legal proceedings. Medite's Irish subsidiary has been named as a defendant in a complaint filed in the High Court for the Republic of Ireland (Woodfab Limited v. Coillte Teoranta and Medite of Europe Limited, 1995 No. 1154P). The complaint alleges that a timber supply contract entered into in 1981 between Medite/Europe and Coillte violate certain provisions of the Competition Act of 1991 and the European Community Treaty. The complaint seeks to, among other things, declare that the timber supply contract is invalid and therefore should be rescinded. Hearings for this matter are currently expected in June 1996 although no trial date has been set. Medite believes that the allegations are without merit and intends to defend this action vigorously.

    Environmental matters. The Company's operations are governed by various federal, state, local and foreign environmental laws and regulations. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs. The Company's policy is to comply with environmental laws and regulations at all of its plants and to continually strive to improve environmental performance in association with applicable industry initiatives. Except with respect to the New Mexico MDF facility as discussed below, the Company believes that its operations are in substantial compliance with applicable requirements of environmental laws. The imposition of more strict standards or requirements under environmental laws and resolutions could result in expenditures in excess of amounts currently estimated to be required for such matters.

    In 1995, Medite was named as a defendant in a complaint filed in the New Mexico District Court (New Mexico Environmental Department (`NMED'') v. Medite Corporation, No. SF 95-2581(C)). The complaint involved certain violations of state air quality emission standards at Medite's New Mexico MDF facility which in 1995 represented less than 15% of the building products sales and assets. In December 1995, Medite entered into a settlement agreement with the NMED wherein Medite paid fines of $200,000 to settle prior violations of air quality standards and agreed to submit an application for new operating permits for the facility and related compliance plans as necessary to the NMED. Medite will incur fines of $750 per day of operation until a new operating permit for the facility is obtained. Medite currently expects to submit a new operating permit and compliance plan during 1996, however there can be no assurance that regulatory approval will be obtained without modifications which may not be economically feasible for this facility.

    In addition to the litigation described above, the Company is involved in various environmental, contractual, product liability and other claims and disputes incidental to its business. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

    Capital expenditures. At December 31, 1995, the estimated cost to complete capital projects in process approximated $10 million.

    Timber cutting contracts. Deposits are made on timber cutting contracts with public and private sources from which Medite obtains a portion of its timber requirements. Medite records only the cash deposits and advances on these contracts because it does not obtain title to the timber until it has been harvested. At December 31, 1995, timber and log purchase obligations aggregated $10 million under agreements expiring through 1997.

    Royalties. Royalty expense, which relates principally to fast food operations, approximated $4.0 million each of the past three years. Fast food royalties are paid to the franchiser based upon a percentage of gross sales, as specified in the franchise agreement related to each individual restaurant.

    Concentrations of credit risk. Medite's sales are made primarily to wholesalers of building materials located principally in the western United States, Pacific Rim, European countries and Mexico. In each of the past three years, Medite's ten largest customers accounted for approximately one-fifth of its sales with at least six of such customers in each year located in the U.S.

    Hardware products are sold primarily to original equipment manufacturers in the U.S. and Canada. In each of the past three years, the ten largest customers accounted for approximately one-third of hardware products sales with at least five of such customers in each year located in the U.S.

    Sybra's restaurants are clustered in four regions, principally Texas, Michigan, Pennsylvania and Florida. All fast food sales are for cash.

    At December 31, 1995, about 25% of the Company's cash and cash equivalents was on deposit with a single Canadian bank and 10% was on deposit with a single Irish bank (1994 - 20% on deposit with a single Irish bank and 20% invested in U.S. treasury securities).

    Development agreement. Sybra has a Consolidated Development Agreement (`CDA'') with Arby's, Inc. which provides Sybra with exclusive development rights within certain counties in the Dallas/Fort Worth, Texas area and provides Sybra and Arby's with joint development rights in the Tampa, Florida area. As of December 31, 1995, the CDA requires Sybra to open an aggregate of 12 more stores in its existing regional markets through various dates in 1997 (five stores in 1996).

    The Company is considering curtailing new store openings and, as a result, Sybra may not be in compliance with the current terms of the CDA by the end of 1996. In such event, there can be no assurance that the terms of the CDA can be renegotiated in order for Sybra to retain its exclusive development rights. The Company does not believe that relinquishing these rights would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

    Operating leases. The Company leases various fast food retail and other facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense approximated $5.0 million in each of 1993, 1994 and 1995. Contingent rentals based upon gross sales of individual fast food restaurants were less than 10% of total rent expense in each of the past three years.

    At December 31, 1995, substantially all future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year relate to fast food restaurant facilities.

YEARS ENDING DECEMBER 31,                                         AMOUNT
-------------------------                                         ------

                                                              (IN THOUSANDS)
  1996                                                          $ 4,490
  1997                                                            3,732
  1998                                                            2,864
  1999                                                            2,422
  2000                                                            2,033
  2001 and thereafter                                             8,249
                                                                -------

                                                                 23,790
  Less minimum rentals due under noncancellable subleases         2,166
                                                                -------


      Net minimum commitments                                   $21,624
                                                                =======



NOTE 14 -   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                 QUARTER ENDED
                                   -----------------------------------------

                                   MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                   --------   --------  --------   --------

                                                 (IN THOUSANDS)
Year ended December 31, 1995

  Net sales                       $105,546   $97,434   $95,144    $97,444
  Operating income                  16,884    15,223    11,044      9,484
  Net income                         6,753     6,730     3,583      2,480

Year ended December 31, 1994

  Net sales                        $84,746   $98,454   $95,240    $96,938
  Operating income                  11,844    18,894    17,547     17,986
  Net income                         4,251     9,069     9,010      8,768

Year ended December 31, 1993

  Net sales                        $80,128   $87,134   $92,400    $90,647
  Operating income                  10,338    13,406    13,267     16,444
  Net income                         6,133     7,680     6,470      8,067







                REPORT OF INDEPENDENT ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder and Board of Directors of Valcor, Inc.:

    Our report on the consolidated financial statements of Valcor, Inc. as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995 is herein included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits. We did not audit the financial statements of Medite Corporation, which subsidiary constituted approximately three-fifths of consolidated assets as of December 31, 1994 and 1995, and approximately one-half of consolidated net sales for each of the three years in the period ended December 31, 1995. These statements were audited by other auditors whose report thereon was furnished to us and our opinion expressed herein, insofar as it relates to amounts included for Medite, is based solely upon their report.

    In our opinion, based upon our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                         COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 12, 1996







            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder and Board of Directors of Medite Corporation:

    We have audited in accordance with generally accepted auditing standards the consolidated financial statements (not presented separately herein) of Medite Corporation as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 27, 1996. Our audits of the financial statements were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule II (not presented separately herein) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                              ARTHUR ANDERSEN LLP






Portland, Oregon,
January 27, 1996


                          VALCOR, INC.

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CONDENSED BALANCE SHEETS

                   DECEMBER 31, 1994 AND 1995

                         (IN THOUSANDS)

              ASSETS                                       1994       1995
                                                           ----       ----

Current assets:
  Cash and cash equivalents                             $    922   $  5,332
  Demand loans to subsidiaries                            21,250     14,000
  Income taxes receivable from affiliates, net             2,238        936
  Other                                                        3         10
                                                        --------   --------


      Total current assets                                24,413     20,278
                                                        --------   --------


Other assets:
  Investment in subsidiaries                             109,092    122,941
  Deferred financing costs                                 3,025      2,656
                                                        --------   --------


      Total other assets                                 112,117    125,597
                                                        --------   --------


                                                        $136,530   $145,875
                                                        ========   ========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued interest                                      $  1,604   $  1,604
  Payable to affiliates                                       62        -
  Other                                                       14         47
                                                        --------   --------


      Total current liabilities                           1,680      1,651

Long-term debt - Senior Notes Due 2003                  100,000    100,000





Stockholder's equity                                      34,850     44,224
                                                        --------   --------


                                                        $136,530   $145,875
                                                        ========   ========




                          VALCOR, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                 CONDENSED STATEMENTS OF INCOME

          YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                         (IN THOUSANDS)

                                                  1993      1994      1995
                                                  ----      ----      ----

Interest income                                $    23   $ 1,099   $  1,195
General and administrative expenses                (55)     (172)      (633)
Interest expense                                (1,482)   (9,968)    (9,994)
                                               -------   -------   --------


    Loss before income taxes                    (1,514)   (9,041)    (9,432)

Income tax benefit                                 530     5,523      3,255
                                               -------   -------   --------

                                                  (984)   (3,518)    (6,177)

Equity in earnings of subsidiaries              29,334    34,616     25,723
                                               -------   -------   --------


    Net income                                 $28,350   $31,098   $ 19,546
                                               =======   =======   ========




                          VALCOR, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

               CONDENSED STATEMENTS OF CASH FLOWS

          YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                         (IN THOUSANDS)

                                                 1993      1994       1995
                                                 ----      ----       ----

Cash flows from operating activities:
  Net income                                  $  28,350  $ 31,098   $ 19,546
  Undistributed earnings of subsidiaries:
    Equity in earnings                          (29,334)  (34,616)   (25,723)
    Distributions                                76,382    12,380     10,000
  Other, net                                         57       343        369
  Change in assets and liabilities, net             988    (1,549)     1,266
                                              ---------  --------   --------


      Net cash provided by operating
       activities                                76,443     7,656      5,458
                                              ---------  --------   --------


Cash flows from investing activities - loans
 to subsidiaries, net                           (22,000)      750      7,250
                                              ---------  --------   --------


Cash flows from financing activities:
  Additions to long-term debt                   100,000      -          -
  Deferred financing costs                       (3,425)     -          -
  Dividends to Valhi                           (148,932)   (9,570)    (8,298)
                                              ---------  --------   --------


      Net cash used by financing activities     (52,357)   (9,570)    (8,298)
                                              ---------  --------   --------


Net increase (decrease) in cash                   2,086    (1,164)     4,410
Balance at beginning of year                       -        2,086        922
                                              ---------  --------   --------


Cash and cash equivalents at end of year      $   2,086  $    922   $  5,332
                                              =========  ========   ========







Supplemental disclosures - cash paid
 (received) for:
  Interest expense                            $       8  $  9,438   $  9,625
  Income taxes, net                                -       (3,811)    (4,476)





                          VALCOR, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

            NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -GENERAL:

    The Company's Consolidated Financial Statements are incorporated herein by reference. Certain prior year amounts have been reclassified.

NOTE 2 -INVESTMENT IN SUBSIDIARIES:

                                                             DECEMBER 31,
                                                         -------------------

                                                           1994       1995
                                                           ----       ----

                                                            (IN THOUSANDS)
Medite                                                  $ 54,940    $ 59,349
National Cabinet Lock                                     26,187      32,612
Sybra                                                     27,965      30,980
                                                        --------    --------


                                                        $109,092    $122,941
                                                        ========    ========


NOTE 3 -EQUITY IN EARNINGS OF SUBSIDIARIES:

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                       (IN THOUSANDS)
Medite                                         $14,894   $18,347   $10,607
National Cabinet Lock                            9,528    11,919    12,101
Sybra                                            4,912     4,350     3,015
                                               -------   -------   -------


                                               $29,334   $34,616   $25,723
                                               =======   =======   =======


NOTE 4 -CASH DIVIDENDS FROM SUBSIDIARIES:

                                                  YEARS ENDED DECEMBER 31,
                                                ---------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                       (IN THOUSANDS)
Medite                                         $67,000   $ 2,800   $ 4,000
National Cabinet Lock                            4,382     4,580     6,000
Sybra                                            5,000     5,000      -
                                               -------   -------   -------


                                               $76,382   $12,380   $10,000
                                               =======   =======   =======



NOTE 5 -CASH PAID FOR INCOME TAXES:

                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------

                                                  1993      1994      1995
                                                  ----      ----      ----

                                                       (IN THOUSANDS)
Received from subsidiaries:
  Medite                                        $ 7,435   $ 8,140   $ 6,389
  National Cabinet Lock                           3,002     3,506     2,350
  Sybra                                           3,857     3,465     1,549
                                                -------   -------   -------


                                                 14,294    15,111    10,288
Paid to Valhi                                    14,294    11,300     5,812
                                                -------   -------   -------


    Cash received for income taxes, net         $  -      $(3,811)  $(4,476)
                                                =======   =======   =======


    Medite's Irish subsidiary (Medite of Europe Limited) and National Cabinet Lock's Canadian subsidiary (Waterloo Furniture Components Limited) are not members of the consolidated federal income tax group of which Valcor, Medite, Sybra and National Cabinet Lock are members.
                                       VALCOR, INC.

                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      (IN THOUSANDS)

                                                                         ADDITIONS
                                                            BALANCE AT  CHARGED TO
                                                            BEGINNING    COSTS AND
            DESCRIPTION                                      OF YEAR     EXPENSES
------------------------------------                        ----------  ----------

Year ended December 31, 1993:
  Allowance for doubtful accounts                           $1,223       $   11
                                                            ======       ======

  Amortization of intangible assets:
    Goodwill                                                $  842       $  166
    Franchise fees and other                                 5,424        1,571
                                                            ------       ------


                                                            $6,266       $1,737
                                                            ======       ======

Year ended December 31, 1994:
  Allowance for doubtful accounts                           $  888       $  184
                                                            ======       ======

  Amortization of intangible assets:
    Goodwill                                                $1,008       $  172
    Franchise fees and other                                 6,848        1,423
                                                            ------       ------


                                                            $7,856       $1,595
                                                            ======       ======

Year ended December 31, 1995:




  Allowance for doubtful accounts                           $  570       $  313
                                                            ======       ======

  Amortization of intangible assets:
    Goodwill                                                $1,180       $  166
    Franchise fees and other                                 7,371        1,308
                                                            ------       ------


                                                            $8,551       $1,474
                                                            ======       ======







                                                                        BALANCE
                                                                        AT END
            DESCRIPTION                                     DEDUCTIONS  OF YEAR
------------------------------------                        ----------  -------

Year ended December 31, 1993:
  Allowance for doubtful accounts                            $  (346)   $  888
                                                             =======    ======

  Amortization of intangible assets:
    Goodwill                                                 $  -       $1,008
    Franchise fees and other                                    (147)    6,848
                                                             -------    ------


                                                             $  (147)   $7,856
                                                             =======    ======

Year ended December 31, 1994:
  Allowance for doubtful accounts                            $  (502)   $  570
                                                             =======    ======

  Amortization of intangible assets:
    Goodwill                                                 $  -       $1,180
    Franchise fees and other                                    (900)     7,371
                                                             -------    -------


                                                             $  (900)   $8,551
                                                             =======    ======

Year ended December 31, 1995:




  Allowance for doubtful accounts                            $   (83)   $  800
                                                             =======    ======

  Amortization of intangible assets:
    Goodwill                                                 $  -       $1,346
    Franchise fees and other                                    (453)    8,226
                                                             -------    ------


                                                             $  (453)   $9,572
                                                             =======    ======
