Form 10-Q
period 1996-03-31
VALCOR INC
filed 1996-05-08
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED MARCH 31, 1996           COMMISSION FILE NUMBER 33-63044
                      --------------                                  --------





                                 VALCOR, INC.
- ------------------------------------------------------------------------------

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             74-2678674
- -------------------------------                            -------------------

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697
- ------------------------------------------------------------------------------

            (Address of principal executive offices)     (Zip Code)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (214) 233-1700
                                                                --------------





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X      NO
                       ---        ---




THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q FOR REDUCED DISCLOSURE FORMAT.


                                  VALCOR, INC.

                                     INDEX




                                                                     PAGE
                                                                    NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.Financial Statements.

         Consolidated Balance Sheets - December 31, 1995
          and March 31, 1996                                          3-4

         Consolidated Statements of Operations - Three months
            ended March 31, 1995 and 1996                              5

         Consolidated Statements of Cash Flows - Three months
          ended March 31, 1995 and 1996                                6

         Consolidated Statement of Stockholder's Equity -
          Three months ended March 31, 1996                            7

         Notes to Consolidated Financial Statements                   8-11

  Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       12-15

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.                           16


                                  VALCOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

              ASSETS                               DECEMBER 31,   MARCH 31,
                                                       1995          1996
                                                   ------------   ----------

Current assets:
  Cash and cash equivalents                          $ 17,618     $ 21,379
  Accounts receivable                                  30,949       31,672
  Receivable from affiliates                            3,538        3,379
  Inventories                                          36,385       32,033
  Prepaid expenses                                      3,105        2,872
  Deferred income taxes                                 2,409        5,656
                                                     --------     --------


      Total current assets                             94,004       96,991
                                                     --------     --------


Other assets:
  Timber and timberlands                               53,099       53,131
  Intangible assets                                    18,145       17,634
  Other                                                 8,630        8,615
                                                     --------     --------


      Total other assets                               79,874       79,380
                                                     --------     --------


Property and equipment:
  Land                                                 22,290       21,814
  Buildings                                            50,007       50,009
  Equipment                                           184,240      183,985
  Construction in progress                              8,393        9,592
                                                     --------     --------

                                                      264,930      265,400
  Less accumulated depreciation                       111,216      125,770
                                                     --------     --------


      Net property and equipment                      153,714      139,630
                                                     --------     --------



                                                     $327,592     $316,001
                                                     ========     ========

                                  VALCOR, INC.

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDER'S EQUITY           DECEMBER 31,   MARCH 31,
                                                       1995         1996
                                                   ------------  ----------

Current liabilities:
  Current maturities of long-term debt               $ 12,383      $ 12,394
  Accounts payable                                     19,933        20,151
  Accrued liabilities                                  21,470        29,170
  Payable to affiliates                                    17            50
  Income taxes                                          2,275         2,391
                                                     --------      --------


      Total current liabilities                        56,078        64,156
                                                     --------      --------


Noncurrent liabilities:
  Long-term debt                                      198,584       196,331
  Deferred income taxes                                24,461        17,760
  Other                                                 4,245         7,109
                                                     --------      --------


      Total noncurrent liabilities                    227,290       221,200
                                                     --------      --------


Stockholder's equity:
  Common stock                                              1             1
  Additional paid-in capital                              520           520
  Retained earnings                                    45,871        32,320
  Adjustments:

    Currency translation adjustment                        30             2
    Pension liabilities                                (2,198)       (2,198)
                                                     --------      --------


      Total stockholder's equity                       44,224        30,645
                                                     --------      --------


                                                     $327,592      $316,001
                                                     ========      ========






[FN]
Commitments and contingencies (Note 1)


                                  VALCOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                                 (IN THOUSANDS)

                                                          1995        1996
                                                          ----        ----

Revenues and other income:
  Net sales                                            $105,546   $  95,233
  Other, net                                                920         365
                                                       --------    --------

                                                        106,466      95,598
                                                       --------    --------


Costs and expenses:
  Cost of sales                                          82,822      80,990
  Plant closure charge                                     -         24,000
  Selling, general and administrative                     7,643       7,065
  Interest                                                4,973       4,911
                                                       --------    --------

                                                         95,438     116,966
                                                       --------    --------


    Income (loss) before income taxes                    11,028     (21,368)

Provision for income taxes (benefit)                      4,275      (8,200)
                                                       --------    --------


    Net income (loss)                                  $  6,753    $(13,168)
                                                       ========    ========




                                  VALCOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                                 (IN THOUSANDS)

                                                          1995        1996
                                                          ----        ----

Cash flows from operating activities:
  Net income (loss)                                    $  6,753     $(13,168)
  Depreciation, depletion and amortization                4,921        5,122
  Plant closure charge                                     -          24,000
  Deferred income taxes                                    (771)      (9,994)
  Other, net                                                372          506
                                                       --------     --------

                                                         11,275        6,466
  Change in assets and liabilities:
    Accounts receivable                                  (7,657)      (1,419)
    Inventories                                           2,598        3,313
    Accounts payable and accrued liabilities              3,084        2,589
    Accounts with affiliates                              3,218          192
    Other, net                                             (512)          26
                                                       --------     --------


        Net cash provided by operating activities        12,006       11,167
                                                       --------     --------


Cash flows from investing activities:
  Capital expenditures                                   (8,562)      (4,991)
  Other, net                                                 (8)         232
                                                       --------     --------


        Net cash used by investing activities            (8,570)      (4,759)
                                                       --------     --------


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                            8,680        6,913
    Principal payments                                  (14,589)      (9,155)
  Dividends                                              (2,172)        (383)
                                                       --------     --------



        Net cash used by financing activities            (8,081)      (2,625)
                                                       --------     --------


Net increase (decrease)                                  (4,645)       3,783
Currency translation                                        (17)         (22)
Cash and cash equivalents at beginning of period         23,256       17,618
                                                       --------     --------


        Cash and cash equivalents at end of period     $ 18,594     $ 21,379
                                                       ========     ========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                 $  2,615     $  2,522
  Income taxes                                            2,234        1,478

                                  VALCOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                       THREE MONTHS ENDED MARCH 31, 1996

                                 (IN THOUSANDS)

                                               ADDITIONAL
                                       COMMON    PAID-IN   RETAINED
                                       STOCK     CAPITAL   EARNINGS
                                       ------  ----------- --------

Balance at December 31, 1995           $1         $520     $ 45,871

Net loss                                -           -       (13,168)
Dividends                               -           -          (383)
Other, net                              -           -          -
                                       --         ----     --------


Balance at March 31, 1996              $1         $520     $ 32,320
                                       ==         ====     ========


                                              ADJUSTMENTS
                                       ------------------------

                                        CURRENCY                     TOTAL
                                       TRANSLATION    PENSION    STOCKHOLDER'S
                                        ADJUSTMENT  LIABILITIES      EQUITY
                                       -----------  -----------  --------------

Balance at December 31, 1995             $  30        $(2,198)      $ 44,224

Net loss                                   -             -           (13,168)
Dividends                                  -             -              (383)
Other, net                                 (28)          -               (28)
                                         -----        -------       --------


Balance at March 31, 1996                $   2        $(2,198)      $ 30,645
                                         =====        =======       ========


                                  VALCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1996 and the consolidated statements of operations, cash flows and stockholder's equity for the interim periods ended March 31, 1995 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Annual Report"). Commitments and contingencies are discussed in Note 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1995 Annual Report.

NOTE 2 -BUSINESS SEGMENT INFORMATION:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------

                                                            1995      1996
                                                            ----      ----

                                                             (IN MILLIONS)
Net sales:
  Building products - Medite Corporation                 $ 58.6     $ 46.5
  Hardware products - National Cabinet Lock, Inc.          20.1       21.2
  Fast food - Sybra, Inc.                                  26.8       27.6
                                                         ------     ------


                                                         $105.5     $ 95.3
                                                         ======     ======

Operating income:
  Building products:
    Before restructuring charge                          $ 10.3     $  1.5
    Plant closure charge                                    -        (24.0)
                                                         ------     ------

                                                           10.3      (22.5)
  Hardware products                                         5.5        4.4
  Fast food                                                 1.1        1.6
                                                         ------     ------


    Total operating income (loss)                          16.9      (16.5)
Interest expense                                           (5.0)      (4.9)
General corporate, net                                      (.9)       -
                                                         ------     -------


    Income (loss) before income taxes                    $ 11.0     $(21.4)
                                                         ======     ======


NOTE 3 -INVENTORIES:

                                                   DECEMBER 31,   MARCH 31,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Raw materials:
  Building products                                  $12,404      $ 9,273
  Hardware products                                    1,927        1,992
  Fast food                                            1,379        1,288
                                                     -------      -------

                                                      15,710       12,553
                                                     -------      -------


In process products:
  Building products                                    2,187        2,153
  Hardware products                                    4,320        4,315
                                                     -------      -------

                                                       6,507        6,468
                                                     -------      -------


Finished products:
  Building products                                    6,131        5,118
  Hardware products                                    2,921        3,238
                                                     -------      -------

                                                       9,052        8,356
                                                     -------      -------


Supplies                                               5,116        4,656
                                                     -------      -------


                                                     $36,385      $32,033
                                                     =======      =======


NOTE 4 -ACCRUED LIABILITIES:

                                                   DECEMBER 31,   MARCH 31,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                                  $ 7,894      $ 7,009
  Plant closure costs                                   -           5,759
  Interest                                             3,636        5,842
  Insurance claims and expenses                        2,357        2,557
  Other                                                7,583        8,003
                                                     -------      -------


                                                     $21,470      $29,170
                                                     =======      =======

Other noncurrent liabilities:
  Insurance claims and expenses                      $ 1,066      $ 1,166
  Environmental costs                                    750        3,650
  Accrued pension and OPEB costs                         957          957
  Other                                                1,472        1,336
                                                     -------      -------


                                                     $ 4,245      $ 7,109
                                                     =======      =======


NOTE 5 - LONG-TERM DEBT:

                                                   DECEMBER 31,   MARCH 31,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Valcor - 9 5/8% Senior Notes Due 2003                $100,000     $100,000
                                                     --------     --------


Medite:
  Bank term loans                                      73,770       72,128
  Bank working capital facilities                      10,830       10,782
  Other                                                 4,117        4,065
                                                     --------     --------

                                                       88,717       86,975
                                                     --------     --------


Other:
  Sybra bank credit agreements                         16,770       16,494
  Sybra capital leases                                  5,382        5,170
  National Cabinet Lock capital leases                     98           86
                                                     --------     --------

                                                       22,250       21,750
                                                     --------     --------

                                                      210,967      208,725
Less current maturities                                12,383       12,394
                                                     --------     --------


                                                     $198,584     $196,331
                                                     ========     ========



    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of bank debt due in 1998-2000 that result in a weighted average fixed interest rate of 7.6% for such borrowings.
At March 31, 1996, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $.5 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

NOTE 6 - PROVISION FOR INCOME TAXES:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------

                                                           1995       1996
                                                           ----       ----

                                                              (IN MILLIONS)
Expected tax expense (benefit)                            $ 3.9     $(7.5)
Non-U.S. tax rates                                         (1.4)      (.1)
Incremental tax on non-U.S. earnings                        1.5        .2
State income taxes and other, net                            .3       (.8)
                                                          -----     -----


                                                          $ 4.3     $(8.2)
                                                          =====     =====



NOTE 7 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                   DECEMBER 31,   MARCH 31,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Intangible assets:
  Goodwill                                           $ 5,162      $ 5,119
  Franchise fees                                       5,605        5,316
  Other                                                7,378        7,199
                                                     -------      -------


                                                     $18,145      $17,634
                                                     =======      =======

Other assets:
  Deferred financing costs                           $ 3,003      $ 2,918
  Prepaid pension cost                                 1,501        1,507
  Property held for sale                               3,920        3,935
  Other                                                  206          255
                                                     -------      -------


                                                     $ 8,630      $ 8,615
                                                     =======      =======


NOTE 8 -PLANT CLOSURE CHARGE:

    As previously reported, in March 1996 Medite decided to close its New
Mexico medium density fiberboard (`MDF'') plant effective May 13, 1996.  The
New Mexico facility had been operating without an environmental permit with respect to certain air quality emission standards. In March 1996, Medite received the report of its third-party environmental engineering consultants which indicated that (i) Medite's planned technological solution would not achieve an acceptable reduction in emissions and (ii) the estimated cost of alternative control technology, both in terms of capital expenditures and increased ongoing operating expenses, would not be economically feasible. The plant closure decision was based upon the additional capital and operating costs which would be required to seek and obtain long-term environmental operating permits, which costs Medite considered prohibitive and not recoverable, particularly in light of other economic factors (MDF market/pricing outlook and cost structure) relative to this plant.

    Medite recorded a pre-tax restructuring charge of $24 million based upon the estimated costs of permanently closing this facility. Approximately $15 million of such charge represents non-cash costs, most of which relate to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the closure plan. Approximately $9 million of the charge represents workforce, environmental and other estimated cash costs associated with closure of this facility, none of which had been paid at March 31, 1996.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

OVERVIEW

     The Company reported a net loss of $13.2 million for the first quarter of 1996, which includes a $15 million after-tax charge to close Medite's New Mexico MDF operations, as discussed below. Net income was $6.7 million in the first quarter of 1995.

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this `Management's Discussion and Analysis of Financial Condition and Results of Operations', are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation as discussed in this Quarterly Report and the 1995 Annual Report.

BUILDING PRODUCTS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995      1996    CHANGE
                                                    ----      ----    ------

                                                    (IN MILLIONS)
Net sales:
  Medium density fiberboard                       $45.5     $ 36.9    -19%
  Traditional timber products                      13.6        9.8    -28%
  Eliminations                                      (.5)       (.2)
                                                  -----     ------


                                                  $58.6     $ 46.5    -21%
                                                  =====     ======

Operating income:
  Medium density fiberboard:
    Before restructuring charge                   $ 9.6     $  1.5
    Plant closure cost                              -        (24.0)
                                                  -----     ------

                                                    9.6      (22.5)
  Traditional timber products                        .7       -
                                                  -----     ------


                                                  $10.3     $(22.5)
                                                  =====     ======


     In the first quarter of 1996, Medite recorded a $24 million pre-tax charge ($15 million net of income tax benefits) related to closure of its New Mexico MDF plant. See Note 8 to the Consolidated Financial Statements. Cash costs, net of income tax benefits, are not expected to be material. The New Mexico MDF operations accounted for about 20% of MDF net sales in the first quarters of both 1995 and 1996, and such operations generated nominal operating income in the 1995 period and a $1 million operating loss in the 1996 period.

     Excluding the plant closure charge, MDF sales and operating income declined in the first quarter of 1996 compared to 1995 primarily due to a 17% reduction in average selling prices. MDF selling prices generally peaked in the second quarter of 1995 and declined during the last half of 1995 and first quarter of 1996. Increases in industry capacity, particularly in Europe, and slower economic growth in North America and Europe contributed to the lower MDF prices and are currently expected to continue MDF price and volume pressures for the remainder of 1996. Fluctuations in foreign exchange rates, principally a weakening of the U.K. Pound sterling, along with a lower mix of higher-margin specialty MDF products also diluted 1996 operating margins.

     Medite allocates timber harvested from its fee timberlands between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. While log sales volumes increased almost 40% compared to the first quarter of 1995, lower average selling prices in all traditional timber product lines resulted in a decline in sales and operating income. Severe winter weather, curtailed pulp and paper production and the slow recovery of housing starts in Medite's primary markets all contributed to soft demand and a weak pricing environment.

HARDWARE PRODUCTS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995       1996    CHANGE
                                                    ----       ----    ------

                                                    (IN MILLIONS)
Net sales                                         $20.1      $21.2     + 6%
Operating income                                    5.5        4.4     -20%

    Operating income margins were impacted by certain changes in product mix, including volume related to certain lower-margin Canadian operations acquired in August 1995. Volumes continued to increase in 1996 in both the workstation and drawer slide product lines while lock volume from a government contract completed in early 1995 has only been partially replaced.

FAST FOOD

                                                  THREE MONTHS ENDED
                                                       MARCH 31,         %
                                                  ------------------

                                                    1995       1996    CHANGE
                                                    ----       ----    ------

                                                    (IN MILLIONS)
Net sales                                         $26.8      $27.6     + 3%
Operating income                                    1.1        1.6     +47%


     Fast food results improved in the first quarter of 1996 compared to the same period in 1995 due principally to a 3% increase in comparable store sales. Operating income and margins were also favorably impacted by successful first quarter promotions and reduced training costs associated with the slower rate of opening new stores in 1996. Sybra closed six under-performing stores in the first quarter of 1996, which also contributed to the increase in fast food operating income and margins. Sybra may close one or two additional stores later in the year.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. Any increase in the minimum wage rate would increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra will be able to increase sales prices to offset future increases, if any, in these costs.

     One new restaurant was opened in the second quarter and Sybra is considering opening up to four additional new stores later in the year. The Company is considering various strategic alternatives with respect to this increasingly competitive business, including possible disposition of one or more regions.

OTHER

    At March 31, 1996, approximately $148 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The average interest rate on the $60 million of variable rate borrowings outstanding at March 31, 1996, was 7.1% (7.5% at December 31, 1995 and 7.8% at December 31, 1994).

    Income tax rates vary by jurisdiction (country and/or state) and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 6 to the Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES:

    Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities in 1996 declined approximately $5 million from that of the same period in 1995, reflecting the decline in earnings. Changes in working capital levels generated more cash in 1996 than in the 1995 period in large part due to relative changes in MDF receivables related to lower sales levels.

     Cash flows from investing and financing activities. Capital expenditures for calendar 1996 are expected to approximate the $26 million spent in 1995 and are expected to be financed primarily from the respective unit's operations or credit facilities.

     Net repayments of indebtedness in 1995 relate principally to relative changes in revolving credit facilities. At March 31, 1996, unused credit available under existing subsidiary credit agreements aggregated $34 million.

    Other. Valcor's operations are conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various subsidiary credit agreements contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. Valcor has not guaranteed any indebtedness of its subsidiaries. The Company believes that future distributions from its subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note Indenture. At March 31, 1996, no amounts were available for dividends.

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




                   PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


    (a) Exhibits

        27.1 - Financial Data Schedule for the three-month period ended March 31, 1996.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1996 and the month of April 1996:

        January 26, 1996 - Reported Items 5 and 7.
        March 14, 1996   - Reported Items 5 and 7.
        April 23, 1996   - Reported Items 5 and 7.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       VALCOR, INC.
                                             ---------------------------------


                                                       (Registrant)



Date   May 7, 1996                           By /s/ William C. Timm
     ---------------                            ------------------------------

                                                William C. Timm
                                                Vice President - Finance and
                                                Treasurer
                                                (Chief Financial Officer)



Date   May 7, 1996                           By /s/ J. Thomas Montgomery, Jr.
     ---------------                            -----------------------------

                                                J. Thomas Montgomery, Jr.
                                                Vice President and Controller