Form 10-Q
period 1996-06-30
VALCOR INC
filed 1996-08-05
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED JUNE 30, 1996            COMMISSION FILE NUMBER 33-63044
                      -------------                                   --------





                                 VALCOR, INC.
- ------------------------------------------------------------------------------

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             74-2678674
- -------------------------------                            -------------------

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697
- ------------------------------------------------------------------------------

            (Address of principal executive offices)     (Zip Code)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (214) 233-1700
                                                                --------------





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X      NO
                       ---        ---




THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q FOR REDUCED DISCLOSURE FORMAT.
                          VALCOR, INC.

                              INDEX




                                                                     PAGE
                                                                    NUMBER

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Consolidated Balance Sheets - December 31, 1995
            and June 30, 1996                                         3-4

           Consolidated Statements of Operations - Three months
            and six months ended June 30, 1995 and 1996                5

           Consolidated Statements of Cash Flows - Six months
            ended June 30, 1995 and 1996                               6

           Consolidated Statement of Stockholder's Equity -
            Six months ended June 30, 1996                             7

           Notes to Consolidated Financial Statements                 8-11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                     12-15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                        16

Item 6.    Exhibits and Reports on Form 8-K.                         16


                                  VALCOR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

              ASSETS                               DECEMBER 31,    JUNE 30,
                                                       1995          1996
                                                   ------------   ----------

Current assets:
  Cash and cash equivalents                         $ 17,618     $ 19,242
  Accounts receivable                                 30,949       31,659
  Receivable from affiliates                           3,538        4,055
  Inventories                                         36,385       31,024
  Prepaid expenses                                     3,105        2,254
  Deferred income taxes                                2,409        4,826
                                                    --------     --------


      Total current assets                            94,004       93,060
                                                    --------     --------


Other assets:
  Timber and timberlands                              53,099       54,187
  Intangible assets                                   18,145       17,261
  Other                                                8,630        8,728
                                                    --------     --------


      Total other assets                              79,874       80,176
                                                    --------     --------


Property and equipment:
  Land                                                22,290       21,836
  Buildings                                           50,007       50,558
  Equipment                                          184,240      186,561
  Construction in progress                             8,393       11,921
                                                    --------     --------

                                                     264,930      270,876
  Less accumulated depreciation                      111,216      129,515
                                                    --------     --------


      Net property and equipment                     153,714      141,361
                                                    --------     --------


                                                    $327,592     $314,597
                                                    ========     ========

                                  VALCOR, INC.

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDER'S EQUITY           DECEMBER 31,   JUNE 30,
                                                       1995         1996
                                                   ------------  ----------

Current liabilities:
  Current long-term debt                           $ 12,383      $ 21,753
  Accounts payable                                   19,933        18,999
  Accrued liabilities                                21,470        27,154
  Payable to affiliates                                  17            81
  Income taxes                                        2,275         2,529
                                                   --------      --------


      Total current liabilities                      56,078        70,516
                                                   --------      --------


Noncurrent liabilities:
  Long-term debt                                    198,584       184,634
  Deferred income taxes                              24,461        17,115
  Other                                               4,245         7,086
                                                   --------      --------


      Total noncurrent liabilities                  227,290       208,835
                                                   --------      --------


Stockholder's equity:
  Common stock                                            1             1
  Additional paid-in capital                            520           520
  Retained earnings                                  45,871        36,892
  Adjustments:

    Currency translation adjustment                      30            31
    Pension liabilities                              (2,198)       (2,198)
                                                   --------      --------


      Total stockholder's equity                     44,224        35,246
                                                   --------      --------


                                                   $327,592      $314,597
                                                   ========      ========







[FN]
Commitments and contingencies (Note 1)


                                  VALCOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                    ------------------    ------------------

                                      1995      1996       1995       1996
                                      ----      ----       ----       ----


Revenues and other income:
  Net sales                         $97,434   $99,190    $202,980  $194,423
  Other, net                            793       550       1,713       915
                                    -------   -------    --------  --------

                                     98,227    99,740     204,693   195,338
                                    -------   -------    --------  --------


Costs and expenses:
  Cost of sales                      76,215    80,087     159,037   161,077
  Plant closure charge                 -         -           -       24,000
  Selling, general and
   administrative                     6,531     6,980      14,174    14,045
  Interest                            4,908     4,914       9,881     9,825
                                    -------   -------    --------  --------

                                     87,654    91,981     183,092   208,947
                                    -------   -------    --------  --------


    Income (loss) before taxes       10,573     7,759      21,601   (13,609)

Income taxes (benefit)                3,843     3,187       8,118    (5,013)
                                    -------   -------    --------  --------


    Net income (loss)               $ 6,730   $ 4,572    $ 13,483  $ (8,596)
                                    =======   =======    ========  ========




                                  VALCOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                                 (IN THOUSANDS)

                                                          1995        1996
                                                          ----        ----

Cash flows from operating activities:
  Net income (loss)                                    $ 13,483    $ (8,596)
  Depreciation, depletion and amortization                9,978      10,091
  Plant closure charge - noncash portion                   -         15,200
  Deferred income taxes                                  (1,576)     (9,883)
  Other, net                                                564       1,020
                                                       --------    --------

                                                         22,449       7,832
  Change in assets and liabilities:
    Accounts receivable                                  (1,922)     (1,357)
    Inventories                                          (3,904)      4,452
    Accounts payable and accrued liabilities              3,228       4,464
    Accounts with affiliates                                539        (453)
    Other, net                                             (194)      3,421
                                                       --------    --------


        Net cash provided by operating activities        20,196      18,359
                                                       --------    --------


Cash flows from investing activities:
  Capital expenditures                                  (13,249)    (12,191)
  Other, net                                                 23         411
                                                       --------    --------


        Net cash used by investing activities           (13,226)    (11,780)
                                                       --------    --------


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                           21,636      16,256
    Principal payments                                  (25,920)    (20,836)


  Dividends                                              (6,236)       (383)
  Government grants                                       2,916        -
                                                       --------    --------


        Net cash used by financing activities            (7,604)     (4,963)
                                                       --------    --------


Net increase (decrease)                                    (634)      1,616
Currency translation                                        190           8
Cash and equivalents at beginning of period              23,256      17,618
                                                       --------    --------


Cash and equivalents at end of period                  $ 22,812    $ 19,242
                                                       ========    ========

Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                 $  8,739    $  9,191
  Income taxes                                            9,524       5,100




                                  VALCOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                         SIX MONTHS ENDED JUNE 30, 1996

                                 (IN THOUSANDS)

                                               ADDITIONAL
                                       COMMON    PAID-IN   RETAINED
                                       STOCK     CAPITAL   EARNINGS
                                       ------  ----------- --------

Balance at December 31, 1995             $1        $520    $45,871

Net loss                                  -          -      (8,596)
Dividends                                 -          -        (383)
Other, net                                -          -        -
                                         --        ----    -------


Balance at June 30, 1996                 $1        $520    $36,892
                                         ==        ====    =======

                                              ADJUSTMENTS
                                       ------------------------

                                        CURRENCY                     TOTAL
                                       TRANSLATION    PENSION    STOCKHOLDER'S
                                        ADJUSTMENT  LIABILITIES      EQUITY
                                       -----------  -----------  --------------

Balance at December 31, 1995                $30      $(2,198)        $44,224

Net loss                                     -          -             (8,596)
Dividends                                    -          -               (383)
Other, net                                    1         -                  1
                                            ---      -------         -------


Balance at June 30, 1996                    $31      $(2,198)        $35,246
                                            ===      =======         =======

                                  VALCOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1996 and the consolidated statements of operations, cash flows and stockholder's equity for the interim periods ended June 30, 1995 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

NOTE 2 -BUSINESS SEGMENT INFORMATION:

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                    ------------------    ------------------

                                      1995      1996       1995       1996
                                      ----      ----       ----       ----

                                                  (IN MILLIONS)
Net sales:
  Building products - Medite
   Corporation                      $49.4      $48.1    $108.0      $ 94.6
  Hardware products - National
   Cabinet Lock, Inc.                19.3       21.7      39.4        42.9
  Fast food - Sybra, Inc.            28.8       29.3      55.6        56.9
                                    -----      -----    ------      ------


                                    $97.5      $99.1    $203.0      $194.4
                                    =====      =====    ======      ======

Operating income:
  Building products:
    Before restructuring charge     $ 8.3      $ 5.6    $ 18.6      $  7.1
    Plant closure charge              -          -         -         (24.0)
                                    -----     ------    ------      ------

                                      8.3        5.6      18.6       (16.9)
  Hardware products                   5.1        5.0      10.6         9.4
  Fast food                           1.8        2.4       2.9         4.0
                                    -----     ------    ------      ------


    Total operating income (loss)    15.2       13.0      32.1        (3.5)
Interest expense                     (4.9)      (4.9)     (9.9)       (9.8)
General corporate, net                 .3        (.3)      (.6)        (.3)
                                    -----     ------    ------      ------


    Income (loss) before taxes      $10.6      $ 7.8    $ 21.6      $(13.6)
                                    =====      =====    ======      ======


NOTE 3 -INVENTORIES:

                                                   DECEMBER 31,   JUNE 30,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Raw materials:
  Building products                                 $12,404      $ 8,663
  Hardware products                                   1,927        1,916
  Fast food                                           1,379        1,238
                                                    -------      -------

                                                     15,710       11,817
                                                    -------      -------


In process products:
  Building products                                   2,187        2,844
  Hardware products                                   4,320        4,628
                                                    -------      -------

                                                      6,507        7,472
                                                    -------      -------


Finished products:
  Building products                                   6,131        3,913
  Hardware products                                   2,921        2,902
                                                    -------      -------

                                                      9,052        6,815
                                                    -------      -------


Supplies                                              5,116        4,920
                                                    -------      -------


                                                    $36,385      $31,024
                                                    =======      =======


NOTE 4 -ACCRUED LIABILITIES:

                                                   DECEMBER 31,   JUNE 30,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                                 $ 7,894      $ 7,477
  Plant closure costs                                  -           4,613
  Interest                                            3,636        3,838
  Insurance claims and expenses                       2,357        2,736
  Other                                               7,583        8,490
                                                    -------      -------


                                                    $21,470      $27,154
                                                    =======      =======

Other noncurrent liabilities:
  Insurance claims and expenses                     $ 1,066      $ 1,166
  Environmental costs                                   750        3,650
  Accrued pension and OPEB costs                        957          957
  Other                                               1,472        1,313
                                                    -------      -------


                                                    $ 4,245      $ 7,086
                                                    =======      =======


NOTE 5 - LONG-TERM DEBT:

                                                   DECEMBER 31,   JUNE 30,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Valcor - 9 5/8% Senior Notes Due 2003               $100,000      $100,000
                                                    --------      --------


Medite:
  Bank term loans                                     73,770        72,128
  Bank working capital facilities                     10,830        10,357
  Other                                                4,117         4,004
                                                    --------      --------

                                                      88,717        86,489
                                                    --------      --------


Other:
  Sybra bank credit agreements                        16,770        14,860
  Sybra capital leases                                 5,382         4,963
  National Cabinet Lock capital leases                    98            75
                                                    --------      --------

                                                      22,250        19,898
                                                    --------      --------

                                                     210,967       206,387
Less current maturities                               12,383        21,753
                                                    --------      --------


                                                    $198,584      $184,634
                                                    ========      ========



    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of bank debt due in 1998-2000 that result in a weighted average fixed interest rate of 7.6% for such borrowings.
At June 30, 1996, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $.7 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date.

NOTE 6 - PROVISION FOR INCOME TAXES:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -----------------

                                                           1995       1996
                                                           ----       ----

                                                              (IN MILLIONS)
Expected tax expense (benefit)                            $ 7.6     $(4.8)
Non-U.S. tax rates                                         (2.5)      -
Incremental tax on non-U.S. earnings                        2.8        .5
State income taxes and other, net                            .2       (.7)
                                                          -----     -----


                                                          $ 8.1     $(5.0)
                                                          =====     =====



NOTE 7 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                   DECEMBER 31,   JUNE 30,
                                                       1995         1996
                                                   ------------  ----------

                                                         (IN THOUSANDS)
Intangible assets:
  Goodwill                                          $ 5,162      $ 5,078
  Franchise fees                                      5,605        5,151
  Other                                               7,378        7,032
                                                    -------      -------


                                                    $18,145      $17,261
                                                    =======      =======

Other assets:
  Deferred financing costs                          $ 3,003      $ 2,771
  Prepaid pension cost                                1,501        1,567
  Property held for sale                              3,920        3,676
  Other                                                 206          714
                                                    -------      -------


                                                    $ 8,630      $ 8,728
                                                    =======      =======


NOTE 8 -PLANT CLOSURE CHARGE:

    As previously reported, Medite recorded a pre-tax restructuring charge of $24 million in the first quarter of 1996 based upon the estimated costs of permanently closing its New Mexico medium density fiberboard (`MDF'') plant. Approximately $15 million of such charge represents non-cash costs, most of which relate to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the closure plan. Approximately $9 million of the charge represents workforce, environmental and other estimated cash costs associated with closure of this facility, of which approximately $1.6 million had been paid at June 30, 1996.

    On August 1, 1996, Medite completed the sale of substantially all of the building and equipment of the New Mexico facility for $5.5 million cash, which approximates the previously estimated net realizable value. Dismantlement and removal by the purchaser could take up to a year for the buyer to complete. Medite retains responsibility for any necessary site cleanup and remediation.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

OVERVIEW


     The Company reported a net loss of $8.6 million for the first six months of 1996, which includes a $15 million first quarter after-tax charge to close Medite's New Mexico MDF operations, as discussed below. Net income was $13.5 million in the six months of 1995.

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this ``anagement's Discussion and Analysis of Financial Condition and Results of Operations,''are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, and the ultimate resolution of pending litigation and possible future litigation.

BUILDING PRODUCTS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales:
  Medium density fiberboard                         $37.5     $34.7      - 7%       $ 83.0    $ 71.6      -14%
  Traditional timber products                        12.2      13.8      +14%         25.8      23.6      - 8%
  Eliminations                                        (.3)      (.4)                   (.8)      (.6)
                                                    -----     -----                 ------    ------


                                                    $49.4     $48.1      - 3%       $108.0    $ 94.6      -12%
                                                    =====     =====                 ======    ======

Operating income:
  Medium density fiberboard:
    Before restructuring charge                     $ 7.2     $ 4.1                 $ 16.8    $  5.6
    Plant closure cost                               -          -                      -       (24.0)
                                                   -----      -----                 ------    ------

                                                      7.2       4.1                   16.8     (18.4)
  Traditional timber products                         1.1       1.5                    1.8       1.5
                                                    -----     -----                 ------    ------


                                                    $ 8.3     $ 5.6                 $ 18.6    $(16.9)
                                                    =====     =====                 ======    ======


     MDF sales and operating income (excluding the first quarter 1996 plant closure charge) declined in the first six months of 1996 compared to 1995 as a 9% increase in year-to-date MDF sales volume was more than offset by an 18% reduction in average selling prices. MDF prices generally peaked in the second quarter of 1995 and thereafter declined. Second quarter 1996 average prices approximated first quarter 1996 levels. Increases in European industry capacity and slower economic growth in North America and Europe contributed to the lower MDF prices. These factors, along with additional North American capacity additions expected during the last half of 1996, are currently expected to continue MDF price pressure. MDF earnings in 1996 were favorably impacted by lower raw material costs, due in part from improved raw material conversion rates in the U.S. and lower resin costs in Ireland. Fluctuations in foreign exchange rates, principally a weakening of the U.K. Pound Sterling, along with a lower mix of higher-margin specialty MDF products diluted 1996 operating margins. The closed New Mexico operations accounted for approximately $5.2 million of second quarter 1996 sales compared to $7.4 million in the 1995 quarter, with related operating losses of $.5 million and $1.3 million, respectively.

     As previously reported, Medite recorded a $24 million pre-tax charge ($15 million net of income tax benefits) related to closure of its New Mexico MDF plant. See Note 8 to the Consolidated Financial Statements.

     Medite allocates timber harvested from its fee timberlands between log sales and its traditional timber products conversion facilities depending upon prevailing market conditions. Traditional timber products results in 1996 were impacted by higher volumes of logs sold and higher selling prices for lumber, offset by lower prices for veneer and chips.

HARDWARE PRODUCTS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales                                           $19.3     $21.7      +13%       $39.4      $42.9      + 9%
Operating income                                      5.1       5.0      - 1%        10.6        9.4      -11%

    Sales increased primarily from higher volumes in the Company's officeworkstation components and drawer slide lines. Changes in product mix diluted margins, particularly early in the year, as lower-margin operations acquired in August 1995 were being integrated.

FAST FOOD

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           %            JUNE 30,            %
                                                  ------------------              ------------------

                                                   1995       1996      CHANGE      1995       1996      CHANGE
                                                   ----       ----      ------      ----       ----      ------

                                                    (IN MILLIONS)                    (IN MILLIONS)
Net sales                                          $28.8    $29.3        + 2%        $55.6   $56.9        + 2%
Operating income                                     1.8      2.4        +32%          2.9     4.0        +37%

     Comparable store sales increased 3% in both the second quarter and year-to-date periods. Operating income and margins also improved due to successful promotions, reduced training and recruiting costs associated with the slower rate of opening new stores in 1996 and the closure of certain under-performing stores.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 30% of sales. Congress has passed a bill which provides for a two-step, 90-cent increase in the minimum wage rate starting October 1, 1996. President Clinton is expected to sign the bill. Such increase in the minimum wage rate will increase Sybra's labor costs. In addition, Sybra believes agricultural market factors may result in higher beef costs in the relatively near future. Although Sybra's competitors would likely experience similar increases, there can be no assurance that Sybra or its competitors will be able to increase sales prices to offset future increases in these costs.

    Sybra operated 153 restaurants at June 30, 1996, closed three underperforming stores thus far in the third quarter and may close three to five more underperforming stores by the end of the year.

OTHER

    At June 30, 1996, approximately $148 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The weighted average interest rate on the $58 million of variable rate borrowings outstanding at June 30, 1996 was 7.2% (7.5% at December 31, 1995 and 7.8% at December 31, 1994).

    Income tax rates vary by jurisdiction (country and/or state) and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 6 to the Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES:

    Cash flows from operating activities. Cash flow from operating activities before changes in assets and liabilities in the first six months of 1996 declined from that of the same period in 1995, reflecting the decline in earnings. Changes in working capital levels generated cash in 1996 and used cash in 1995 in large part due to relative changes in MDF inventories. MDF sales volumes exceeded production levels in 1996, thus reducing inventories, while production exceeded sales during the first half of 1995. The New Mexico plant closure also contributed to changes in asset and liability levels.

     Cash flows from investing and financing activities. Capital expenditures for calendar 1996 are expected to approximate $21 million, down from the $26 million spent in 1995 due primarily to lower planned spending by Sybra for new stores, and are expected to be financed primarily from the respective unit's operations or credit facilities.

     Net repayments of indebtedness in both 1995 and 1996 relate principally to relative changes in revolving credit facilities. At June 30, 1996, unused credit available under existing subsidiary credit agreements aggregated approximately $34 million.

    Other. Valcor's operations are conducted through its subsidiaries (Medite, National Cabinet Lock and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various subsidiary credit agreements contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. Valcor has not guaranteed any indebtedness of its subsidiaries. The Company believes that future distributions from its subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note Indenture. At June 30, 1996, no amounts were available for dividends.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may seek to raise additional capital, refinance or restructure indebtedness, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company also evaluates acquisitions of interests in, or combinations with, companies related to its current businesses and, in connection therewith, may consider issuing additional equity securities and/or increasing indebtedness. In this regard, the Senior Note Indenture contains limitations on the Company's ability to incur additional indebtedness or hold noncontrolling interests in business units.




                   PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

    In July 1996, Medite filed a complaint in U.S. District Court in New Mexico (Medite Corporation v. Public Service Company of New Mexico, CIV96-0929LH) regarding termination of the electricity supply contract for its New Mexico MDF facility permanently closed in May 1996. The compliant seeks, among other things, to declare the contract terminated under New Mexico common law and/or the force majeure provisions of the agreement. The Company does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 - Financial Data Schedule for the six-month period ended June 30, 1996.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1996 and the month of July 1996:

        April 23, 1996   - Reported Items 5 and 7.
        July 25, 1996    - Reported Items 5 and 7.


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       VALCOR, INC.
                                             ---------------------------------

                                                       (Registrant)



Date   August 2, 1996                        By /s/ William C. Timm
     ------------------                         ------------------------------

                                                William C. Timm
                                                Vice President - Finance and
                                                Treasurer
                                                (Chief Financial Officer)



Date   August 2, 1996                         By /s/ J. Thomas Montgomery, Jr.
     ------------------                          -----------------------------

                                                J. Thomas Montgomery, Jr.
                                                Vice President and Controller
                                                (Chief Accounting Officer)