Form 10-Q
period 1996-09-30
VALCOR INC
filed 1996-11-13
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED SEPTEMBER 30, 1996       COMMISSION FILE NUMBER 33-63044





                                 VALCOR, INC.

            (Exact name of Registrant as specified in its charter)




           DELAWARE                                             74-2678674

(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)


            5430 LBJ FREEWAY, SUITE 1700, DALLAS, TEXAS  75240-2697

            (Address of principal executive offices)     (Zip Code)




REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (972) 233-1700





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES  X      NO




THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q FOR REDUCED DISCLOSURE FORMAT.
                  VALCOR, INC. AND SUBSIDIARIES

                              INDEX




                                                                   PAGE
                                                                  NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.Financial Statements.

         Consolidated Balance Sheets - December 31, 1995
          and September 30, 1996                                    3-4

         Consolidated Statements of Operations - Three months
            and nine months ended September 30, 1995 and 1996        5

         Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1995 and 1996                          6

         Consolidated Statement of Stockholder's Equity -
          Nine months ended September 30, 1996                       7

         Notes to Consolidated Financial Statements                 8-13

  Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                     14-17

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.                          18


                  VALCOR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS)

              ASSETS                               DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

Current assets:
  Cash and cash equivalents                         $ 17,618     $ 16,687
  Accounts receivable                                 30,949       30,797
  Receivable from affiliates                           3,538        5,391
  Inventories                                         36,385       33,920
  Prepaid expenses                                     3,105        2,678
  Deferred income taxes                                2,409        4,263


      Total current assets                            94,004       93,736


Other assets:
  Timber and timberlands                              53,099       53,748
  Intangible assets                                   18,145       16,701
  Other                                                8,630        8,586


      Total other assets                              79,874       79,035


Property and equipment:
  Land                                                22,290       21,845
  Buildings                                           50,007       49,036
  Equipment                                          184,240      170,649
  Construction in progress                             8,393        3,788

                                                     264,930      245,318
  Less accumulated depreciation                      111,216      107,785


      Net property and equipment                     153,714      137,533



                                                    $327,592     $310,304


                  VALCOR, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                         (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDER'S EQUITY            DECEMBER 31, SEPTEMBER 30,
                                                        1995         1996

Current liabilities:
  Current long-term debt                             $ 12,383     $ 12,392
  Accounts payable                                     19,933       19,562
  Accrued liabilities                                  21,470       28,460
  Payable to affiliates                                    17           13
  Income taxes                                          2,275        2,430


      Total current liabilities                        56,078       62,857


Noncurrent liabilities:
  Long-term debt                                      198,584      180,628
  Deferred income taxes                                24,461       19,756
  Other                                                 4,245        7,142


      Total noncurrent liabilities                    227,290      207,526


Stockholder's equity:
  Common stock                                              1            1
  Additional paid-in capital                              520          520
  Retained earnings                                    45,871       41,621
  Adjustments:

    Currency translation adjustment                        30          (23)
    Pension liabilities                                (2,198)      (2,198)


      Total stockholder's equity                       44,224       39,921


                                                     $327,592     $310,304








[FN]
Commitments and contingencies (Note 1)


                  VALCOR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS)

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,

                                     1995*      1996       1995*      1996


Revenues and other income:
  Net sales                        $48,907    $50,815   $143,877   $150,617
  Other, net                           397        400        783        998

                                    49,304     51,215    144,660    151,615


Costs and expenses:
  Cost of sales                     39,039     39,816    113,236    118,718
  Selling, general and
   administrative                    3,763      3,762     11,902     11,839
  Interest                           2,969      2,945      8,793      8,948

                                    45,771     46,523    133,931    139,505


    Income before taxes              3,533      4,692     10,729     12,110

Income taxes                         1,468      2,023      4,376      5,303


    Income from continuing
     operations                      2,065      2,669      6,353      6,807

Discontinued operations - Medite     1,518      2,060     10,713    (10,674)


    Net income (loss)              $ 3,583    $ 4,729   $ 17,066   $ (3,867)




















*Reclassified for discontinued operations.


                  VALCOR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                         (IN THOUSANDS)

                                                          1995        1996

Cash flows from operating activities:
  Net income (loss)                                   $ 17,066    $ (3,867)
  Depreciation, depletion and amortization              14,735      15,024
  Plant closure charge - noncash portion                  -         15,200
  Deferred income taxes                                    (44)     (6,712)
  Other, net                                             1,361         754

                                                        33,118      20,399
  Change in assets and liabilities:
    Accounts receivable                                 (7,599)        (52)
    Inventories                                         (7,464)        956
    Accounts payable and accrued liabilities             8,460       6,116
    Accounts with affiliates                            (2,841)     (1,857)
    Other, net                                            (813)      3,229


        Net cash provided by operating activities       22,861      28,791


Cash flows from investing activities:
  Capital expenditures                                 (19,003)    (17,658)
  Purchase of business unit                             (5,982)       -
  Proceeds from disposition of property and equipment      137       6,395
  Other, net                                              (180)       (101)


        Net cash used by investing activities          (25,028)    (11,364)


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                          32,671      27,186
    Principal payments                                 (37,640)    (45,133)


  Dividends                                             (7,672)       (383)
  Government grants                                      2,916        -


        Net cash used by financing activities           (9,725)    (18,330)


Net decrease                                           (11,892)       (903)
Currency translation                                       552         (28)
Cash and equivalents at beginning of period             23,256      17,618


Cash and equivalents at end of period                 $ 11,916    $ 16,687



Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized                $ 12,421    $ 13,431
  Income taxes                                          13,809       6,781

                         VALCOR, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                 (IN THOUSANDS)

                                                                            ADJUSTMENTS

                                               ADDITIONAL              CURRENCY                     TOTAL
                                       COMMON    PAID-IN   RETAINED  TRANSLATION    PENSION     STOCKHOLDER'S
                                       STOCK     CAPITAL   EARNINGS   ADJUSTMENT  LIABILITIES      EQUITY

Balance at December 31, 1995           $1       $520       $45,871     $ 30       $(2,198)       $44,224

Net loss                                -         -         (3,867)      -           -            (3,867)
Dividends                               -         -           (383)      -           -              (383)
Other, net                              -         -           -         (53)         -               (53)


Balance at September 30, 1996          $1       $520       $41,621     $(23)      $(2,198)       $39,921


                  VALCOR, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1995 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 1996 and the consolidated statements of operations, cash flows and stockholder's equity for the interim periods ended September 30, 1995 and 1996 have been prepared by the Company, without audit.
In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

    Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, and the prior period statements of operations have been reclassified to present the results of operations of Medite Corporation as discontinued operations. See Note 8. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Annual Report"). Commitments and contingencies are discussed in Note 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1995 Annual Report.

NOTE 2 -BUSINESS SEGMENT INFORMATION - CONTINUING OPERATIONS:

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,

                                      1995      1996       1995       1996

                                                  (IN MILLIONS)
Net sales:
  Component products - CompX
   International Inc.               $19.4      $21.8    $ 58.8      $ 64.7
  Fast food - Sybra, Inc.            29.5       29.0      85.1        85.9


                                    $48.9      $50.8    $143.9      $150.6


Operating income:
  Component products                $ 4.5      $ 5.4    $ 15.1      $ 14.8
  Fast food                           2.0        2.0       4.9         6.0


    Total operating income            6.5        7.4      20.0        20.8
Interest expense                     (2.9)      (3.0)     (8.7)       (8.9)
General corporate, net                (.1)        .3       (.6)         .2


    Income before taxes             $ 3.5      $ 4.7    $ 10.7      $ 12.1



NOTE 3 -INVENTORIES:

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

                                                         (IN THOUSANDS)
Raw materials:
  Building products                                 $12,404      $12,247
  Component products                                  1,927        2,195
  Fast food                                           1,379        1,276

                                                     15,710       15,718


In process products:
  Building products                                   2,187        1,220
  Component products                                  4,320        4,556

                                                      6,507        5,776


Finished products:
  Building products                                   6,131        5,191
  Component products                                  2,921        2,686

                                                      9,052        7,877


Supplies                                              5,116        4,549


                                                    $36,385      $33,920



NOTE 4 -ACCRUED LIABILITIES:

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

                                                         (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                                 $ 7,894      $ 7,796
  Plant closure costs                                  -           5,039
  Interest                                            3,636        4,208
  Insurance claims and expenses                       2,357        2,858
  Other                                               7,583        8,559


                                                    $21,470      $28,460



Other noncurrent liabilities:
  Insurance claims and expenses                     $ 1,066      $ 1,393
  Environmental costs                                   750        3,650
  Accrued pension and OPEB costs                        957          957
  Other                                               1,472        1,142


                                                    $ 4,245      $ 7,142



NOTE 5 - LONG-TERM DEBT:

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

                                                         (IN THOUSANDS)
Valcor - 9 5/8% Senior Notes Due 2003              $100,000     $100,000


Medite:
  Bank term loans:
    U.S.                                             59,000       51,000
    Ireland                                          14,770       11,488
  Bank working capital facilities:
    U.S.                                              4,000        2,000
    Ireland                                           6,830        9,267
  Other                                               4,117        3,950

                                                     88,717       77,705


Other:
  Sybra bank credit agreements                       16,770       10,500
  Sybra capital leases                                5,382        4,752
  Other                                                  98           63

                                                     22,250       15,315

                                                    210,967      193,020
Less current maturities                              12,383       12,392


                                                   $198,584     $180,628



    Medite has entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of bank debt due in 1998-2000 that results in a weighted average fixed interest rate of 7.6% for such borrowings. At September 30, 1996, the fair value of the interest rate swaps, based upon quotes obtained from the counter party financial institution, is a $.5 million receivable, representing the estimated amount Medite would receive if it were to terminate the swap agreements at that date. Medite's U.S. bank term and working capital facilities were repaid and terminated in October 1996 following the sale of Medite's timber and timberlands (see Note 8), and the interest rate swaps were concurrently terminated.

NOTE 6 - PROVISION FOR INCOME TAXES ALLOCABLE TO CONTINUING OPERATIONS:

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,

                                                           1995       1996

                                                             (IN MILLIONS)
Expected tax expense                                      $3.7       $4.2
Non-U.S. tax rates                                          .1         .3
Incremental tax on non-U.S. earnings                        .3         .4
State income taxes and other, net                           .3         .4


                                                          $4.4       $5.3



NOTE 7 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

                                                         (IN THOUSANDS)
Intangible assets:
  Goodwill                                          $ 5,162      $ 5,036
  Franchise fees                                      5,605        4,893
  Other                                               7,378        6,772


                                                    $18,145      $16,701



Other assets:
  Deferred financing costs                          $ 3,003      $ 2,718
  Prepaid pension cost                                1,501        1,638
  Property held for sale                              3,920        3,715
  Other                                                 206          515


                                                    $ 8,630      $ 8,586



NOTE 8 -DISCONTINUED OPERATIONS:

     In September 1996, Medite Corporation, a wholly-owned subsidiary of the Company, announced that it had signed three separate Letters of Intent involving the sale of substantially all of its assets for total cash consideration of approximately $230 million, subject to certain adjustments, plus the assumption of approximately $20 million of foreign debt. The first transaction, the sale of Medite's timber and timberlands, closed in October 1996 for approximately $118 million cash proceeds, of which approximately $53 million was used to pay off Medite's U.S. bank debt. Medite has executed a definitive agreement for the second transaction involving the sale of Medite's Irish subsidiary, and that transaction is expected to close by the end of November. The third transaction, involving the sale of Medite's Oregon medium density fiberboard ("MDF") and timber conversion facilities, is subject to completion of a definitive agreement, and Medite currently expects to close that transaction by the end of 1996. Accordingly, the accompanying financial statements present Medite's results of operations as discontinued operations for all periods presented.
Upon consummation of all three transactions, the Company expects to report an aggregate pre-tax gain on disposal of discontinued operations of approximately $100 million.

     Condensed statements of operations for Medite are presented below.

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,

                                      1995      1996       1995       1996

                                                  (IN MILLIONS)
Net sales                           $46.2      $43.6    $154.2      $138.2

Operating income (loss)             $ 4.5      $ 5.0    $ 23.1      $(11.9)
Interest expense and other, net      (2.2)      (1.7)     (6.4)       (5.8)


    Income (loss) before income
     taxes                            2.3        3.3      16.7       (17.7)
Income tax benefit (expense)          (.8)      (1.3)     (6.0)        7.0


    Net income (loss)               $ 1.5      $ 2.0    $ 10.7      $(10.7)



     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                                   DECEMBER 31, SEPTEMBER 30,
                                                       1995         1996

                                                          (IN MILLIONS)
Current assets                                       $ 56.1       $ 52.2
Timber and timberlands                                 53.1         53.7
Property and equipment, net                            84.8         69.6
Other assets                                            6.4          6.4


                                                     $200.4       $181.9



Current liabilities                                  $ 33.9       $ 38.3
Long-term debt                                         77.2         66.2
Deferred income taxes                                  22.1         17.6
Loan from Valcor (*)                                    5.0          5.0
Other liabilities                                       2.9          6.1
Stockholder's equity (*)                               59.3         48.7


                                                     $200.4       $181.9





(*) Eliminated in consolidation.

    Medite's 1996 results include a first quarter pre-tax restructuring charge of $24 million based upon the estimated costs of permanently closing its New Mexico MDF plant. Approximately $15 million of such charge represented non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the closure plan. Approximately $9 million of the charge represented workforce, environmental and other estimated cash costs associated with closure of this facility, of which approximately $2 million had been paid at September 30, 1996. In August 1996, Medite completed the sale of substantially all of the building and equipment of the New Mexico facility for $5.5 million cash, which approximated the previously-estimated net realizable value.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

OVERVIEW

     The Company reported income from continuing operations of $6.8 million for the first nine months of 1996 compared to $6.4 million in the first nine months of 1995. Discontinued operations represent the results of operations of Medite Corporation, and in 1996 includes a $15 million first quarter after-tax charge related to the closure of Medite's New Mexico MDF operation. See Note 8.

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this `Management's Discussion and Analysis of Financial Condition and


Results of Operations,' are forward looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation and completion of pending asset/business unit dispositions.

COMPONENT PRODUCTS

                                  THREE MONTHS           NINE MONTHS
                                      ENDED        %        ENDED        %
                                  SEPTEMBER 30,          SEPTEMBER 30,

                                  1995    1996  CHANGE   1995   1996   CHANGE

                                  (IN MILLIONS)         (IN MILLIONS)
Net sales                        $19.4  $21.8   +12%   $58.8   $64.7   +10%
Operating income                   4.5    5.4   +17%    15.1    14.8   - 2%

    Sales increased primarily from higher volumes in the Company's office workstation components and drawer slide lines. Margins improved in the third quarter of 1996 over those of the first half of the year due in part to favorable changes in both product mix and currency exchange rates.

FAST FOOD

                                  THREE MONTHS           NINE MONTHS
                                      ENDED        %        ENDED        %
                                  SEPTEMBER 30,          SEPTEMBER 30,

                                  1995    1996  CHANGE   1995   1996   CHANGE

                                  (IN MILLIONS)         (IN MILLIONS)
Net sales                        $29.5  $29.0    -2%   $85.1   $85.9   + 1%
Operating income                   2.0    2.0    +4%     4.9     6.0   +24%

     Comparable store sales, up slightly during the third quarter of 1996, increased 2% in the first nine months of 1996. Operating income and margins also improved due to successful promotions, reduced training and recruiting costs associated with the slower rate of opening new stores in 1996 and the closure of certain under-performing stores.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. The two-step, 90-cent increase in the minimum wage rate which became effective October 1, 1996 will increase Sybra's labor costs. Sybra concurrently implemented certain price increases to offset the impact of the wage rate increase. In addition, Sybra believes agricultural market factors may result in higher beef costs in the relatively near future. Although Sybra's competitors would likely experience similar increases, there can be no assurance that further increases in sales prices can be implemented to offset future increases in these costs.

    Sybra operated 150 restaurants at September 30, 1996, and may close one or more additional under-performing stores by the end of the year. One store is under construction which is expected to open in the first quarter of 1997.

    The Company is considering various strategic alternatives with respect to this increasingly competitive business, including possible disposition of one or more regions. No assurance can be given that any such transactions will be consummated.


OTHER

    At September 30, 1996, approximately $146 million of the Company's indebtedness bears interest at fixed rates averaging 9.1%. The weighted average interest rate on the $47 million of variable rate borrowings outstanding at September 30, 1996 was 7.0% (7.5% at December 31, 1995 and 7.8% at December 31,
1994).

    Income tax rates vary by jurisdiction, and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 6 to the Consolidated Financial Statements.

    Discontinued operations represent the results of operations of Medite Corporation. See Note 8.




LIQUIDITY AND CAPITAL RESOURCES:

    Cash flows from operating activities. Cash flows from operating activities before changes in assets and liabilities in the first nine months of 1996 declined from that of the same period in 1995 primarily due to the effect of the charge related to the closure of Medite's New Mexico MDF facility. Changes in working capital levels generated cash in 1996 and used cash in 1995 in large part due to relative changes in MDF inventories. MDF sales volumes exceeded production levels in 1996, thus reducing inventories, while production exceeded sales during the first nine months of 1995. The New Mexico plant closure also contributed to changes in asset and liability levels.

     Cash flows from investing and financing activities. Capital expenditures for calendar 1996 are expected to approximate $23 million, down from the $26 million spent in 1995 due primarily to lower planned spending by Sybra for new stores, and are expected to be financed primarily from the respective unit's operations or credit facilities.

     Net repayments of indebtedness in both the 1995 and 1996 periods include $8 million of scheduled principal payments under Medite's U.S. bank debt. At September 30, 1996, unused credit available under existing CompX International and Sybra credit agreements aggregated approximately $24 million.

    Other. Valcor's operations are conducted through its subsidiaries (Medite, CompX International and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various subsidiary credit agreements contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. Valcor has not guaranteed any indebtedness of its subsidiaries. The Company believes that future distributions from its subsidiaries will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note Indenture. At September 30, 1996, no amounts were available for dividends.

    The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company also evaluates acquisitions of interests in, or combinations with, companies related to its current businesses and, in connection therewith, may consider issuing additional equity securities and/or increasing indebtedness. In this regard, the Senior Note Indenture contains limitations on the Company's ability to incur additional indebtedness or hold noncontrolling interests in business units.


     The after-tax proceeds following the disposition of Medite, net of repayment of Medite's U.S. bank debt, will be available for Valcor's general corporate purposes, subject to compliance with certain restrictions contained in the Valcor Senior Note Indenture. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds are not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition.
If none of the proceeds from the disposition of Medite are so used, a substantial portion of the Valcor Notes would be subject to a tender offer.





                   PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 - Asset Purchase Agreement between Medite Corporation and Rogue Resources LLC dated October 7, 1996.

        10.2 - Share Subscription and Redemption Agreement among Medite Corporation, Willamette Industries, Inc. and Medford International Holdings dated November 4, 1996.


        27.1 - Financial Data Schedule for the nine-month period ended September 30, 1996.

        27.2- Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1996 and (ii) six-month period ended June 30, 1996.

        27.3- Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1995, (ii) six-month period ended June 30, 1995, (iii) nine-month period ended September 30, 1995 and (iv) year ended December 31, 1995.

        27.4- Reclassified Financial Data Schedule for the (i) nine-month period ended September 30, 1994 and (ii) year ended December 31, 1994.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended September 30, 1996 and the month of October 1996:

        July 25, 1996      - Reported Items 5 and 7.
        September 18, 1996 - Reported Items 5 and 7.
        October 25, 1996   - Reported Items 5 and 7.
        October 31, 1996   - Reported Items 5 and 7.


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       VALCOR, INC.

                                                       (Registrant)



Date   November 11, 1996                     By /s/ Bobby D. O'Brien

                                                Bobby D. O'Brien
                                                Vice President
                                                (Principal Financial Officer)




Date   November 11, 1996                     By /s/ Gregory M. Swalwell

                                                Gregory M. Swalwell
                                                Controller
                                                (Principal Accounting Officer)
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       VALCOR, INC.

                                                       (Registrant)



Date   November 11, 1996                   By

                                              Bobby D. O'Brien
                                              Vice President
                                              (Principal Financial Officer)




Date   November 11, 1996                   By

                                              Gregory M. Swalwell
                                              Controller
                                              (Principal Accounting Officer)