Form 10-K
period 1996-12-31
VALCOR INC
filed 1997-03-21
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


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



THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS OF FORM 10-K FOR REDUCED DISCLOSURE FORMAT.


DOCUMENTS INCORPORATED BY REFERENCE:

          None.
                              [INSIDE FRONT COVER]

     Chart showing (i) Valhi's 100% ownership of Valcor, 56% ownership of NL Industries, Inc. and 50% ownership of Waste Control Specialists LLC and (ii) Valcor's 100% ownership of CompX International Inc. and Sybra. Inc.
                                     PART I


ITEM 1.   BUSINESS

GENERAL

     Valcor, Inc. is based in Dallas, Texas with continuing operations in the component products and fast food industries. Information regarding the Company's business segments and the wholly-owned operating subsidiaries conducting such businesses is set forth below. Business and geographic segment financial information is included in Note 3 to the Consolidated Financial Statements, which information is incorporated herein by reference.



Component Products             CompX International is a leading North
  CompX International Inc.     American manufacturer of ergonomic office
   (formerly National Cabinet  workstation components, mechanical locks and
     Lock, Inc.)               precision ball bearing drawer slides for
                               furniture and other markets.

Fast Food                      Sybra is the third-largest franchisee of
  Sybra, Inc.                  Arby's restaurants with 150 stores clustered
                               principally in Texas, Michigan, Pennsylvania and Florida.

     Valcor, a Delaware corporation formed in 1993, is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI). Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons is Chairman of the Board and Chief Executive Officer of the Company, Valhi and Contran, and may be deemed to control each of such companies.

     In September 1996, Medite Corporation, the Company's wholly-owned building products subsidiary, signed three separate letters of intent involving the sale of substantially all of its assets. The first transaction, involving the sale of Medite's timber and timberlands, closed in October 1996 for approximately $118 million cash consideration, of which approximately $53 million of the cash proceeds were used to pay off and terminate Medite's U.S. bank credit facilities. The second transaction, involving the sale of Medite's Irish medium density fiberboard ("MDF") subsidiary, closed in November 1996 for approximately $61.5 million cash consideration plus the assumption of approximately $21 million of Irish bank debt. The third transaction, involving the sale of Medite's Oregon MDF facility, closed in February 1997 for approximately $36 million cash consideration plus the assumption of approximately $3.7 million of Medite indebtedness. These three transactions generated total consideration to Medite of approximately $240 million. Medite has also determined to permanently close its two small Oregon timber conversion facilities. The stud lumber facility, closed in December 1996, is being dismantled and Medite will sell the salvageable machinery and equipment. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. See Note 14 to the Consolidated Financial Statements.

     The Company has executed agreements involving the sale of its fast food operations conducted by Sybra. The proposed sale would be accomplished in simultaneous transactions that would include the sale of certain restaurant real estate owned by Sybra to one party for $45 million cash consideration, and Valcor's sale of 100% of the stock of Sybra to another party for approximately $39.7 million cash consideration, of which approximately $23.7 million would be used to repay Sybra bank indebtedness. These transactions are subject to, among other things, completion of customary due diligence procedures, the purchaser of Sybra's stock obtaining necessary financing for the transaction and certain consents from third parties. If completed, the transactions are expected to close in the second quarter of 1997, at which time the Company estimates it would report a pre-tax gain on disposal in excess of $24 million. There can be no assurance that any such transactions will be completed.

COMPONENT PRODUCTS - COMPX INTERNATIONAL INC.

     Products, operations and properties. CompX International Inc. (formerly National Cabinet Lock, Inc.) manufactures ergonomic office workstation components, precision ball bearing drawer slides and low and medium-security mechanical locks for furniture and a variety of other applications. In 1996, ergonomic workstation products accounted for 34% of the Company's total component products sales, with drawer slides at 38% and locks at 28%. Drawer slides and office workstation components are produced in two separate facilities in Kitchener, Ontario under the Waterloo Furniture Components, Limited name. Locks are produced in Mauldin, South Carolina under the National Cabinet Lock name. The Company believes its component products compete in relatively well-defined niche markets and believes that it is (i) the largest supplier of ergonomic office workstation components to the North American office furniture manufacturing market, (ii) the largest Canadian producer of drawer slides and
(iii) the largest U.S. cabinet lock producer.

     Strip steel is the major raw material used in the manufacture of drawer slides and office workstation products. Purchased components, including zinc castings, are the principal raw materials used in the manufacture of latching and security products. These raw materials, purchased from several suppliers and readily available, are machined, electroplated, assembled and packaged for shipment to customers. One of the Kitchener facilities and the Mauldin facility are ISO 9001-registered.
     Strategy. CompX's strategy is to continue to improve manufacturing efficiency and cost control, to develop specialty, patented products focused on niche markets and to capitalize on future opportunities which may emerge with targeted original equipment manufacturers. The Company will also search for synergistic acquisitions or product licensing to expand its product base and seek to expand its established market positions by emphasizing customer service, promoting its distribution programs and seeking greater penetration of current markets.

     Competition and customer base. CompX competes primarily on the basis of product features, customer service, quality, distribution channels, consumer brand preferences and price. The primary market for drawer slides and workstation products is office furniture manufacturers in the United States and Canada. Approximately 30% of lock sales are made through the Company's STOCK LOCKS distribution program, a program believed to offer a competitive advantage because delivery generally is made within 48 hours. Most remaining lock sales are to original equipment manufacturers' specifications. Component products are marketed primarily through the Company's own sales organization as well as select manufacturers' representatives.

     Major competitors include Weber Knapp (workstations), Accuride and Knape & Vogt (drawer slides) and Chicago Lock, Hudson Lock and Fort Lock (locks). CompX also competes with a large number of other manufacturers, and the variety of relatively small competitors generally makes significant price increases difficult. The Company does not believe it is dependent upon one or a few customers, the loss of which would have a material adverse effect on its component products operations. The ten largest customers accounted for about one-third of component products sales in each of the past three years, with the largest customer less than 10% in each year. In 1996, six of the ten largest customers were located in the U.S. with four located in Canada. Of such customers, all were primarily purchasers of Waterloo Furniture Components' products.

     Patents and trademarks. CompX holds a number of patents relating to its component products operations, none of which by itself is considered significant, and owns a number of trademarks, including National Cabinet Lock, STOCK LOCKS and Waterloo Furniture Components, Limited, which the Company believes are well recognized in the component products industry.

     Employees. As of December 31, 1996, CompX employed approximately 820 persons, of which 260 were in the United States and 560 were in Canada. Approximately two-thirds of Canadian employees are covered by a new three-year collective bargaining agreement expiring February 2000. CompX believes that its labor relations are satisfactory.

     Regulatory and environmental matters. CompX's operations are subject to various federal, state, provincial and local provisions regulating, among other things, worker and product safety and protection, the discharge of materials into the environment and other environmental protection matters. CompX believes it is in substantial compliance with existing permits and regulations and does not believe future expenditures to comply with these regulations will be material.

FAST FOOD - SYBRA, INC.

     Products and operations. Sybra (Arby's spelled backwards) operated 150 Arby's restaurants at December 31, 1996 clustered in four regions, principally in Michigan (46 stores), Texas (57), Pennsylvania (27) and Florida (20), pursuant to licenses with Arby's, Inc. According to information provided by Arby's, Sybra is the third-largest franchisee in the Arby's restaurant system based upon the number of restaurants operated and gross sales. Arby's is a well-established fast food restaurant chain and features a menu that highlights roast beef sandwiches along with a variety of chicken sandwiches and products, deli sandwiches, potato products and soft drinks. Sybra's menu selections have expanded over the past few years whereby roast beef accounts for approximately two-thirds of sandwich sales compared to 80% five years ago.

     Sybra's 150 Arby's restaurants at the end of 1996 represent a net decrease of ten stores in the past three years (17 opened; 27 closed), during which period Sybra also remodeled several of its older stores. The stores closed in the past three years all represented underperforming leased units which generally were closed at the end of their respective lease terms. Sybra currently expects a net increase of about three stores in 1997, as it plans to open six new restaurants and close at least three more underperforming stores.

     The Company has executed agreements involving the sale of Sybra's fast food operations. See "Business-General" and Note 13 to the Consolidated Financial Statements.

     Strategy. Given the extremely competitive environment in which Sybra operates, Sybra will continue its strong emphasis on operational details and routinely review the profit contribution of each restaurant with a view toward closing those stores which do not meet expectations.

     Properties. At the end of 1996, approximately 80% of Sybra's 150 Arby's restaurants were free-standing stores with the remainder located within shopping malls or strip shopping centers. Approximately 60% of total locations are leased, with most leases being on a long-term basis and providing for base monthly rents plus contingent rents based on sales. In most cases, Sybra expects that leases could be renewed or replaced by other leases, although rental rates may increase. Contingent rentals based upon various percentages of gross sales of individual restaurants were less than 10% of Sybra's total rent expense in each of the past three years. Sybra also leases corporate or regional office space in five states.
     Under the terms of Sybra's current Development Agreement with Arby's, Sybra has been given the exclusive right to open new Arby's units within certain counties in Pennsylvania, in return for which Sybra has agreed to open a minimum of 25 new stores during 1997 through 2001 in its existing regions (four in 1997, six in 1998 and five each in 1999, 2000 and 2001), of which ten must be located in Pennsylvania. Sybra currently plans to open six new units in 1997, or two more than the minimum required. Sybra does not have any other exclusive territorial or development agreements which would prohibit others from operating an Arby's restaurant in the general geographic markets in which Sybra now operates, although each store is given certain narrow geographical protection (generally a one to four mile radius) from other Arby's units.

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

     License terms and royalty fees. Generally, franchise agreements relating to each restaurant location require that Sybra comply with certain requirements as to business operations and facility maintenance. Currently, Sybra pays an initial franchise fee of $25,000 and a royalty rate equal to 4% of sales for a standard 20-year license. Because some of Sybra's licenses were issued at times when license terms were perpetual and lower royalty rates were in effect, 43% of Sybra's franchise agreements have no fixed termination date and royalties for all locations aggregated 2.8% to 2.9% of sales in each of the past three years. Sybra's average royalty rate would be expected to increase over time if new stores are opened, older stores are closed and existing 20-year licenses are renewed at then-prevailing higher royalty rates. The first of Sybra's 20-year licenses expires in 2003.

     Advertising and marketing. Sybra directs about 8% of sales towards marketing. All franchisees of Arby's, Inc. must belong to AFA Service Corporation ("AFA"), a non-profit association of Arby's restaurant operators, and must contribute a specified portion (currently .7%) of their gross revenues as dues to AFA. In return, AFA provides franchisees with creative materials such as television and radio commercials, ad mats for newspapers, point-of-purchase graphics and other advertising materials. Sybra also devotes approximately 3% of sales to coupon sales promotions, including the direct cost of discounted food, and newspaper and direct mail inserts, and approximately 4% of its restaurant sales to local advertising.

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

     Operating results of Sybra's restaurants have been affected by both retail shopping patterns and weather conditions. Accordingly, Sybra has experienced its most favorable results during the fourth calendar quarter (which includes the holiday shopping season) and its least favorable results during the first calendar quarter (which includes winter weather that can be adverse in certain markets).
     Employees. As of December 31, 1996, Sybra had approximately 3,700 employees, of which 3,100 were part-time employees. Approximately 3,600 employees work in Sybra's restaurants with the remainder in its corporate or regional offices. Employees are not covered by collective bargaining agreements and Sybra believes that its employee relations are satisfactory.

     Governmental regulation. A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. The two-step, 90-cent increase in the minimum wage rate which became effective October 1, 1996 increased Sybra's labor costs. Sybra concurrently implemented certain price increases to offset the impact of the first step of the October 1, 1996 wage rate increase. Any further increase in the minimum wage rate or legislation requiring mandatory medical insurance benefits to part-time employees would further increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that further increases in sales prices can be implemented to offset future increases in these costs.

     Various federal, state and local laws affect Sybra's restaurant business, including laws and regulations relating to minimum wages, overtime and other working conditions, health, sanitation, employment and safety standards and local zoning ordinances. Sybra has not experienced and does not anticipate unusual difficulties in complying with such laws and regulations.

DISCONTINUED OPERATIONS - MEDITE CORPORATION

     In September 1996, Medite determined to dispose of substantially all of its assets in three separate transactions. Medite sold its U.S. timber and timberlands in October 1996, its Irish MDF subsidiary in November 1996 and its Oregon MDF facility in February 1997. Medite has also determined to permanently close its two small Oregon timber conversion facilities. The stud lumber facility, closed in December 1996, is being dismantled and Medite will sell the salvageable machinery and equipment. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. After the sale of the Oregon MDF facility and the sale or closure of the two Oregon timber conversion facilities, Medite will have no remaining operating assets. See Note 14 to the Consolidated Financial Statements.

     At December 31, 1996, Medite employed approximately 270 persons in the U.S. Following the sale of the Oregon MDF facility and the sale or closure of the veneer facility, Medite will have a nominal number of employees remaining.

FOREIGN OPERATIONS:

     CompX currently has certain operations and assets located in Canada. Prior to November 1996, Medite had certain operations and assets located in Ireland. See Note 3 to the Consolidated Financial Statements. Foreign operations are subject to, among other things, currency exchange rate fluctuations and the Company's results of operations have in the past been both favorably and unfavorably affected by fluctuations in currency exchange rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CompX's Canadian subsidiary has, from time-to-time, entered into short-term forward currency contracts to mitigate exchange rate fluctuation risk for a portion of its sales denominated in various currencies. No such contracts were outstanding during 1996.

ITEM 2.   PROPERTIES

     The principal properties used in the operations of the Company are described in the applicable business sections of Item 1 - "Business." The Company believes that its facilities are adequate and suitable for their respective uses.

ITEM 3.   LEGAL PROCEEDINGS

     The information required by this Item is contained in Note 13 to the Consolidated Financial Statements ("Commitments and contingencies -- Legal proceedings and -- Environmental matters,"), which information is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to the General Instructions of Form 10-K.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of Valcor's common stock is held by Valhi. The Indenture governing Valcor's 9 5/8% Senior Notes Due 2003 generally limits dividends or other distributions to Valhi to 50% of the Company's consolidated net income, as defined. Valcor currently expects to continue to pay the dividends as permitted by the Indenture, however declaration and payment of future dividends and the amount thereof is dependent upon the Company's results of operations, financial condition, cash requirements for its businesses and other factors deemed relevant by the Company's Board of Directors. See Note 5 to the Consolidated Financial Statements. At December 31, 1996, no amounts were available for dividends to Valhi.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Discontinued operations represent the results of operations of Medite Corporation. See Note 14 to the Consolidated Financial Statements.

                                                                       YEARS ENDED DECEMBER 31,

                                                                      1992     1993     1994     1995     1996

                                                                            (IN MILLIONS)
INCOME STATEMENT DATA:
  Net sales:
    Component products                                              $ 54.0     $ 64.4  $ 70.0   $ 80.2   $ 88.7
    Fast food                                                        103.8      111.6   115.5    115.4    116.0


                                                                    $157.8     $176.0  $185.5   $195.6   $204.7



  Operating income:
    Component products                                              $ 10.7     $ 17.5  $ 20.9   $ 19.9   $ 22.1
    Fast food                                                          8.5        9.7     9.0      7.5      8.9


                                                                      19.2       27.2    29.9     27.4     31.0
  Other, net                                                            .1        (.1)    (.1)     (.3)     1.2
  Interest expense                                                    (2.0)      (3.3)  (11.1)   (11.8)   (11.7)


      Income before income taxes                                      17.3       23.8    18.7     15.3     20.5
  Income taxes                                                         6.8       10.4     5.9      6.4      8.5


  Income from continuing operations                                   10.5       13.4    12.8      8.9     12.0
  Discontinued operations                                             14.6       14.9    18.3     10.6     39.0
  Accounting changes                                                    .9        -       -        -        -

      Net income                                                    $ 26.0     $ 28.3  $ 31.1   $ 19.5   $ 51.0




  Cash dividends (1)                                                $ 21.1     $148.9  $  9.6   $  8.3   $   .4





BALANCE SHEET DATA (AT YEAR END):
  Current assets                                                    $ 69.0     $ 70.6  $ 90.6   $ 94.0   $177.8
  Total assets                                                       256.0      272.5   320.7    327.6    289.0
  Current liabilities                                                 50.4       46.7    54.8     56.1     73.1
  Long-term debt                                                      45.1      185.7   201.8    198.6    108.5
  Stockholder's equity                                               134.7       13.9    34.9     44.2     94.4


[FN]
(1) Dividends in 1993 include $135 million paid from proceeds of new long-term borrowings.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The Company reported income from continuing operations of $12.7 million in 1994, $8.9 million in 1995 and $12 million in 1996. Discontinued operations represent the results of operations of Medite Corporation, and in 1996 includes
(i) an aggregate fourth quarter $49 million after-tax gain on disposal ($75 million pre-tax) related principally to the sale of Medite's U.S. timber and timberland assets and its Irish MDF subsidiary and (ii) a $15 million first quarter after-tax charge ($24 million pre-tax) related to closure of its New Mexico MDF operations. See Note 14 to the Consolidated Financial Statements.

     The statements in this Annual Report on Form 10-K relating to matters that are not historical facts including, but not limited to, matters found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, the ultimate resolution of pending litigation and possible future litigation, completion of pending asset/business unit dispositions and other risks and uncertainties discussed elsewhere herein.

COMPONENT PRODUCTS

                                                YEARS ENDED DECEMBER 31,                    % CHANGE

                                           1994           1995           1996          1994-95         1995-96

                                               (IN MILLIONS)
Net sales                                  $70.0         $80.2          $88.7           +15%            +11%
Operating income                            20.9          19.9           22.1           - 5%            +11%

Operating income margin                      30%           25%            25%



     Sales increased in both 1995 and 1996 compared to the respective prior year due primarily to higher volumes in the office workstation component and drawer slide lines. Drawer slide sales increased 18% in 1996 compared to 1995 and workstation component products were up 14%. Both office workstation components and drawer slide lines reported new highs in sales in each of the past three years. Lock volumes from a government contract completed in early 1995 have only been partially replaced, and consequently lock sales declined about 5% in 1996 compared to 1995. The Company signed a new $650,000 contract with the same government agency in December 1996, with shipments scheduled to be delivered in the first nine months of 1997. Operating income margins in 1995 were impacted by higher raw material costs, as competitive pressures prevented full recovery through higher selling prices, as well as costs associated with integrating the operations of a Canadian competitor acquired in August 1995.

     The new three-year collective bargaining agreement effective February 1997 covering CompX's Canadian employees provides for, among other things, wage rate increases of 2.5% to 3% per year.

     About 60% of the Company's component products sales are generated by its Canadian operations. About two-thirds of these Canadian-produced sales are denominated in U.S. dollars while substantially all of the related costs are incurred in Canadian dollars. Consequently, relative changes in the U.S. dollar/Canadian dollar exchange rate impact operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar favorably impacted operating results in 1995 compared with 1994 and unfavorably impacted 1996 operating results compared with 1995.

FAST FOOD

                                                YEARS ENDED DECEMBER 31,                    % CHANGE

                                           1994           1995           1996          1994-95         1995-96

                                               (IN MILLIONS)
Net sales                                  $115.5        $115.4         $116.0          - 0%           + 1%
Operating income                              9.0           7.5            8.9          -17%           +18%

Operating income margin                        8%            7%             8%

Arby's units operated:
  At end of year                              162            158            150         - 2%           - 5%
  Average during the year                     159            158            152         - 1%           - 4%


     Comparable store sales increased 2% in 1996 compared to 1995. Operating income and margins improved due to successful marketing promotions, reduced training and recruiting costs associated with the slower rate of opening new stores in 1996 and closure of certain under-performing units. Excluding the effect of a 53rd week in 1994, comparable store sales were relatively flat in 1995 compared to 1994, and margins in 1995 were adversely impacted by higher labor costs and discounts associated with competitive promotions.

     A significant portion of Sybra's restaurant employees work on a part-time basis and are paid at rates related to the minimum wage rate. Restaurant labor costs currently approximate 29% of sales. The two-step, 90-cent increase in the minimum wage rate which became effective October 1, 1996 increased Sybra's labor costs. Sybra concurrently implemented certain price increases to offset the impact of the first step of the October 1, 1996 wage rate increase. Any further increase in the minimum wage rate or legislation requiring mandatory medical insurance benefits to part-time employees would further increase Sybra's labor costs. Although Sybra's competitors would likely experience similar increases, there can be no assurance that further increases in sales prices can be implemented to offset future increases in these costs.

     Sybra opened 17 new stores during the past three years (one in 1996).
Sybra continually evaluates the profitability of its individual restaurants, closed 27 stores during the past three years (9 in 1996) and intends to continue to close unprofitable stores when appropriate. Costs associated with store closings were $1.4 million in 1994, $.9 million in 1995 and $1.2 million in 1996. Sybra currently expects a net increase of about three stores in 1997 as it plans to open six new stores and close at least three underperforming units. The first new unit for 1997 is currently under construction and is scheduled to open by the end of the first quarter.
     The Company has executed agreements involving the sale of its fast food operations conducted by Sybra. See Note 13 to the Consolidated Financial Statements. If completed, the transactions are expected to close in the second quarter of 1997, at which time the Company estimates it would report a pre-tax gain on disposal in excess of $24 million. There can be no assurance that any such transactions will be completed.

OTHER

     Interest expense charged to continuing operations was $11.1 million in
1994, $11.8 million in 1995 and $11.7 million in 1996.   At December 31, 1996,
approximately $109 million of the Company's indebtedness (principally the Valcor Senior Notes) bears interest at fixed rates averaging 9.6%. The average interest rate on approximately $1 million of floating rate subsidiary borrowings outstanding at December 31, 1996 was 6.9%, compared to average variable interest rates of 7.5% at December 31, 1995 and 7.8% at December 31, 1994.

     Income tax rates vary by jurisdiction (country and/or state), and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the Company's consolidated effective income tax rate. In addition, in 1995 the effective income tax rate was favorably impacted by a $1 million reduction in accumulated deferred income taxes resulting from enactment of a new U.S./Canadian tax treaty. See Note 11 to the Consolidated Financial Statements.

     Discontinued operations represent the results of operations of Medite Corporation. See Note 14 to the Consolidated Financial Statements. LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flow from operating activities attributable to continuing operations before changes in assets and liabilities was $21 million in 1994, $18 million in 1995 and $21 million in 1996. Changes in assets and liabilities used cash in each of the past three years and resulted primarily from the timing of production, sales and purchases.

     Cash flows from investing activities. Capital expenditures during the past three years aggregated $36.6 million. Capital expenditures in 1996 were lower than in 1995 and 1994 due primarily to lower spending by Sybra for new stores. Capital expenditures for CompX and Sybra are estimated to increase to approximately $14 million in 1997 due primarily to higher spending by Sybra for new stores, and are expected to be financed primarily from the respective subsidiary's operations or credit facilities.

     CompX acquired the assets of a Canadian workstation and drawer slide competitor for approximately $6 million in 1995. The Company continues to explore additional expansion and/or acquisition opportunities for its component products business.

     Cash flows from financing activities. Net borrowings (repayments) of indebtedness in each of the past three years relate primarily to changes in the outstanding balance of Sybra's revolving bank credit facilities, primarily in relation to Valcor's overall cash management activities. At December 31, 1996, unused credit available under existing CompX and Sybra credit facilities approximated $5 million and $28 million, respectively.

     Cash flows from discontinued operations. Condensed cash flow data for Medite is presented in Note 14 to the Consolidated Financial Statements. Under the terms of the Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, the Company is not required to pay income taxes related to Medite's 1996 sales of its timber and timberlands and Irish MDF subsidiary to such authorities until 1997. At that time, the payment of such income taxes (approximately $38 million) will be shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from dispositions of such assets are shown as part of cash flows from investing activities.

     Medite has made certain representations and warranties to the purchasers of its timber and timberlands, Irish MDF subsidiary and Oregon MDF facility concerning, among other things, the assets sold. Such representations are customary in transactions of these types. Medite has agreed to indemnify the three purchasers for up to an aggregate of $6.5 million for certain breaches of these representations and warranties. As part of the transactions, Valhi has agreed to guarantee Medite's indemnification obligations. The Company does not currently expect to be required to perform under any of these indemnification obligations.

     Other. At December 31, 1996, assets held for sale consist principally of the land, property and equipment from Medite's stud lumber facility closed in December 1996 and land from another former Medite facility. The stud lumber facility is being dismantled, and Medite will sell the salvageable machinery and equipment in 1997. Medite also currently expects to dispose of the land from the other former facility in 1997 for cash consideration approximating its net carrying value.

     Valcor's continuing operations are conducted through its subsidiaries (CompX and Sybra). Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from its subsidiaries. Various subsidiary credit agreements contain customary limitations on the payment of dividends, typically a percentage of net income or cash flow. Valcor has not guaranteed any indebtedness of its subsidiaries. See
Note 5 to the Consolidated Financial Statements. The Company believes that future distributions from its subsidiaries, together with the after-tax proceeds of the Medite asset sales, will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Notes Indenture. At December 31, 1996, no amounts were available for dividends to Valhi.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company may also evaluate acquisitions of interests in, or combinations with, companies related to its current businesses. The Company and its subsidiaries intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company and its subsidiaries. In this regard, the Valcor Senior Notes Indenture contains limitations on the ability of the Company and its subsidiaries to incur indebtedness or hold noncontrolling interests in business units. See Note 5 to the Consolidated Financial Statements.

     The after-tax proceeds from the disposition of Medite (including amounts to be received in 1997 following the disposition of Medite's remaining operating assets), net of repayments of Medite's debt, is available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. At December 31, 1996, Valcor had cash, cash equivalents and demand loans to subsidiaries of approximately $140 million, a portion of which will be used to pay cash income taxes in 1997 related to Medite's 1996 asset disposals as discussed above. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor is not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor announced it had initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer will expire on April 24, 1997, unless extended by Valcor. The amount of Valcor Notes which will ultimately be purchased by Valcor pursuant to the tender offer is dependent upon the amount of Valcor Notes properly tendered. Consequently, there can be no assurance as to the amount of Valcor Notes which will ultimately be purchased by Valcor. The net proceeds from any disposition of the Company's fast food operations, net of repayments of Sybra's bank indebtedness, would similarly be available for Valcor's general corporate purposes. If the disposition of the Company's fast food operations is completed and none of those net proceeds are used as provided by the Indenture, a portion of the Notes would be subject to a subsequent tender offer.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to the General Instructions of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted pursuant to the General Instructions of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to the General Instructions of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to the General Instructions of Form 10-K.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) and (d)Financial Statements and Schedules

               The consolidated financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (see page F-1) are filed as part of this Annual Report.
 (b)           Reports on Form 8-K

               Reports on Form 8-K filed for the quarter ended December 31, 1996.

               October 25, 1996 - Reported Items 5 and 7. October 31, 1996 - Reported Items 5 and 7. November 20, 1996 - Reported Items 5 and 7. December 31, 1996 - Reported Items 2 and 7.

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


ITEM NO.                                 EXHIBIT INDEX


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

10.2 Form of License Agreement between Arby's, Inc. and Sybra, Inc. - incorporated by reference to Exhibit
                   10.5 to a Registration Statement on Form S-1 (No. 33-63044) filed by the Registrant.

10.3 Development Agreement dated November 13, 1996 between Arby's, Inc. and Sybra, Inc.

10.4 Asset Purchase Agreement between Medite Corporation and Rogue Resources LLC dated October 7, 1996 - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.5 Share Subscription and Redemption Agreement among Medite Corporation, Willamette Industries, Inc. and Medford International Holdings dated November 4, 1996
                   - incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 33-63044) for the quarter ended September 30, 1996.

10.6 Asset Purchase Agreement between Medite Corporation and SierraPine, a California limited partnership, dated January 31, 1997.

10.7 Asset Purchase Agreement between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated December 23, 1996.

10.8 Stock Purchase Agreement between Valcor, Inc. and I.C.H. Corporation dated February 7, 1997.

27.1               Financial Data Schedule for the year ended December
                   31, 1996.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALCOR, INC.
                                   (Registrant)


                                   By: /s/ Harold C. Simmons

                                   Harold C. Simmons, March 20, 1997
                                   (President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



 /s/ Harold C. Simmons                    /s/ Glenn R. Simmons

Harold C. Simmons, March 20, 1997       Glenn R. Simmons, March 20, 1997
(Chairman of the Board, President and   (Vice Chairman of the Board)
 Chief Executive Officer)


 /s/ Robert W. Singer                    /s/ Bobby D. O'Brien

Robert W. Singer, March 20, 1997        Bobby D. O'Brien, March 20, 1997
(Vice President and Director)           (Vice President,
                                    Principal Financial Officer)


                                    /s/ Gregory M. Swalwell

                                   Gregory M. Swalwell, March 20, 1997
                                   (Controller,
                                    Principal Accounting Officer)


                          ANNUAL REPORT ON FORM 10-K

                           ITEMS 8, 14(A) AND 14(D)

                 INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                 PAGE

  Reports of Independent Accountants                                F-2/F-3

  Consolidated Balance Sheets - December 31, 1995 and 1996          F-4/F-5

  Consolidated Statements of Income -
   Years ended December 31, 1994, 1995 and 1996                     F-6

  Consolidated Statements of Stockholder's Equity -
   Years ended December 31, 1994, 1995 and 1996                     F-7

  Consolidated Statements of Cash Flows -
   Years ended December 31, 1994, 1995 and 1996                     F-8/F-9

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

  Schedule I  - Condensed financial information of Registrant       S-3/S-7

  Schedule II - Valuation and qualifying accounts                   S-8


     Schedules III and IV are omitted because they are not applicable.
                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder and Board of Directors of Valcor, Inc.:

     We have audited the accompanying consolidated balance sheets of Valcor, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Medite Corporation as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, which constituted approximately three-fifths of consolidated assets as of December 31, 1995, and whose results of operations are reported as discontinued operations in the accompanying consolidated statements of income. These statements were audited by another auditor whose report thereon has been furnished to us, and our opinion, insofar as it relates to such amounts included for Medite, is based solely upon their report.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of another auditor provide a reasonable basis for our opinion.
     In our opinion, based upon our audits and the report of another auditor, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valcor, Inc. as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                      COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 7, 1997
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Medite Corporation:

     We have audited the consolidated balance sheet of Medite Corporation as of December 31, 1995, and the related consolidated statements of income, redeemable preferred stock and common stockholder's equity and cash flows for each of the two years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements (not presented separately herein) referred to above present fairly, in all material respects, the consolidated financial position of Medite Corporation as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                           ARTHUR ANDERSEN LLP

Portland, Oregon,
January 27, 1996
                         VALCOR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

              ASSETS
                                                                                          1995           1996

Current assets:
  Cash and cash equivalents                                                              $ 17,618       $136,054
  Accounts receivable, net of allowance of $800
   and $274                                                                                30,949         15,535
  Receivable from affiliates                                                                3,538            178
  Inventories                                                                              36,385         18,222
  Prepaid expenses                                                                          3,105          2,667
  Deferred income taxes                                                                     2,409          5,160


      Total current assets                                                                 94,004        177,816


Other assets:
  Timber and timberlands                                                                   53,099           -
  Intangible assets                                                                        18,145         16,272
  Other                                                                                     8,630          7,006


      Total other assets                                                                   79,874         23,278


Property and equipment:
  Land                                                                                     22,290         19,537
  Buildings                                                                                50,007         38,572
  Equipment                                                                               184,240        103,005
  Construction in progress                                                                  8,393          2,492

                                                                                          264,930        163,606
  Less accumulated depreciation                                                           111,216         75,684


      Net property and equipment                                                          153,714         87,922


                                                                                         $327,592       $289,016




                         VALCOR, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1995 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

   LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                                          1995           1996

Current liabilities:
  Current maturities of long-term debt                                                   $ 12,383       $  1,224
  Accounts payable                                                                         19,933         14,248
  Accrued liabilities                                                                      21,470         25,566
  Payable to affiliates                                                                        17         30,967
  Income taxes                                                                              2,275          1,070


      Total current liabilities                                                            56,078         73,075


Noncurrent liabilities:
  Long-term debt                                                                          198,584        108,458
  Deferred income taxes                                                                    24,461          8,717
  Other                                                                                     4,245          4,376


      Total noncurrent liabilities                                                        227,290        121,551


Stockholder's equity:
  Preferred stock, $1 par value; 1,000 shares
   authorized; none issued                                                                   -              -
  Common stock, $1 par value; 1,000 shares
   authorized, issued and outstanding                                                           1              1
  Additional paid-in capital                                                                  520            520
  Retained earnings                                                                        45,871         96,524
  Adjustments:
    Pension liabilities                                                                    (2,198)        (2,533)
    Currency translation                                                                       30           (122)


      Total stockholder's equity                                                           44,224         94,390


                                                                                         $327,592       $289,016





[FN]
Commitments and contingencies (Notes 13 and 14)

                         VALCOR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (IN THOUSANDS)

                                                                          1994*          1995*          1996

Revenues and other income:
  Net sales                                                              $185,522       $195,608        $204,717
  Other income, net                                                         1,279          1,045           2,237


                                                                          186,801        196,653         206,954

Costs and expenses:
  Cost of sales                                                           142,807        153,755         159,334
  Selling, general and administrative                                      14,159         15,741          15,482
  Interest                                                                 11,124         11,802          11,680


                                                                          168,090        181,298         186,496


    Income before income taxes                                             18,711         15,355          20,458

Provision for income taxes                                                  5,960          6,416           8,443


    Income from continuing operations                                      12,751          8,939          12,015

Discontinued operations                                                    18,347         10,607          39,021


    Net income                                                           $ 31,098       $ 19,546        $ 51,036




















[FN]
* Reclassified.
                                       VALCOR, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                               (IN THOUSANDS)


                                                                  ADDITIONAL
                                                     COMMON        PAID-IN           RETAINED
                                                     STOCK         CAPITAL           EARNINGS

Balance at December 31, 1993                            $1              $520              $13,095

Net income                                               -                -                31,098
Dividends                                                -                -                (9,570)
Other, net                                               -                -                  -


Balance at December 31, 1994                             1               520               34,623

Net income                                               -                -                19,546
Dividends                                                -                -                (8,298)
Other, net                                               -                -                  -


Balance at December 31, 1995                             1               520               45,871

Net income                                               -                -                51,036
Dividends                                                -                -                  (383)
Other, net                                               -                -                  -


Balance at December 31, 1996                            $1              $520              $96,524








                                                           ADJUSTMENTS

                                                                                              TOTAL
                                                      PENSION           CURRENCY           STOCKHOLDER'S
                                                    LIABILITIES        TRANSLATION            EQUITY

Balance at December 31, 1993                              $  -                $ 235               $13,851

Net income                                                   -                  -                  31,098
Dividends                                                    -                  -                  (9,570)
Other, net                                                   -                 (529)                 (529)


Balance at December 31, 1994                                 -                 (294)               34,850

Net income                                                   -                  -                  19,546
Dividends                                                    -                  -                  (8,298)
Other, net                                                 (2,198)              324                (1,874)


Balance at December 31, 1995                               (2,198)               30                44,224

Net income                                                   -                  -                  51,036
Dividends                                                    -                  -                    (383)
Other, net                                                   (335)             (152)                 (487)


Balance at December 31, 1996                              $(2,533)            $(122)              $94,390





                        VALCOR, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                (IN THOUSANDS)

                                                                        1994*           1995*           1996

Cash flows from operating activities:
  Net income                                                            $ 31,098        $ 19,546        $ 51,036
  Depreciation, depletion and amortization                                 7,681           8,234           8,456
  Deferred income taxes                                                     (599)           (714)         (1,270)
  Discontinued operations                                                (18,347)        (10,607)        (39,021)
  Other, net                                                               1,570           1,481           1,610

                                                                          21,403          17,940          20,811

  Medite, net                                                             33,096          18,464          24,882
  Change in assets and liabilities:
    Accounts receivable                                                   (1,198)         (1,898)         (1,551)
    Inventories                                                           (2,244)           (125)         (1,678)
    Accounts payable and accrued liabilities                               1,915            (269)          1,209
    Accounts with affiliates                                              (3,014)          1,238            (755)
    Other, net                                                            (1,659)           (129)         (1,074)


      Net cash provided by operating
       activities                                                         48,299          35,221          41,844


Cash flows from investing activities:
  Capital expenditures                                                   (14,244)        (13,989)         (8,382)
  Purchase of business unit                                                 -             (5,982)           -
  Medite, net                                                            (32,728)        (12,527)        165,935
  Other, net                                                                 563             215             169
      Net cash provided (used) by investing
       activities
                                                                         (46,409)        (32,283)        157,722


Cash flows from financing activities:
  Indebtedness:
    Borrowings                                                            37,203          43,677          28,758
    Principal payments                                                   (45,982)        (33,388)        (45,359)
  Dividends                                                               (9,570)         (8,298)           (383)
  Medite, net                                                             29,772         (10,940)        (64,018)


      Net cash provided (used) by financing
       activities                                                         11,423          (8,949)        (81,002)


Net cash provided (used)                                                $ 13,313        $ (6,011)       $118,564





                        VALCOR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                (IN THOUSANDS)

                                                                        1994*          1995*           1996

Cash and cash equivalents:
  Net increase (decrease) from operating,
   investing and financing activities                                   $13,313        $(6,011)        $118,564
  Currency translation                                                     (420)           373             (128)

                                                                         12,893         (5,638)         118,436
  Balance at beginning of year                                           10,363         23,256           17,618


  Balance at end of year                                                $23,256        $17,618         $136,054




Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized:
    Continuing operations                                               $10,612        $11,406         $ 11,363
    Discontinued operations                                               5,824          8,010            8,014
    Eliminations                                                           (117)          (303)            (239)


                                                                        $16,319        $19,113         $ 19,138



  Income taxes:
    Continuing operations, net                                          $ 9,836        $ 5,777         $ 10,734
    Discontinued operations, net                                          9,135          6,461             (100)

                                                                        $18,971        $12,238         $ 10,634



















* Reclassified.
                        VALCOR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION:

     Valcor, Inc., a Delaware corporation, is a wholly-owned subsidiary of Valhi, Inc. (NYSE: VHI). Valcor was formed in 1993 at which time Valhi contributed to Valcor the stock of the Company's subsidiaries; CompX International Inc., formerly National Cabinet Lock, Inc. (component products); Sybra, Inc. (fast food); and Medite Corporation (building products). All of Valcor's outstanding common stock is held by Valhi. Contran Corporation holds, directly or through subsidiaries, approximately 91% of Valhi's outstanding common stock. Substantially all of Contran's outstanding voting stock is held by trusts established for the benefit of the children and grandchildren of Harold C. Simmons, of which Mr. Simmons is the sole trustee. Mr. Simmons, the Chairman of the Board and Chief Executive Officer of Valcor, Valhi and Contran, may be deemed to control each of such companies.

     Prior period statements of income and cash flows have been reclassified to present Medite Corporation as discontinued operations. See Note 14.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Inventories and cost of sales. Inventories are stated at the lower of cost or market. The last-in, first-out method is used to determine the cost of approximately 40% of total inventories at December 31, 1995 and 1996. Other inventory costs are generally based on average cost or the first-in, first-out method.

     Timber and timberlands and depletion. Timber and timberlands were stated at cost less accumulated depletion. Fertilization and other forest management costs were expensed; costs of reforestation and road improvements were capitalized. Depletion was computed by the unit-of-production method.

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

     Property, equipment and depreciation. Property and equipment are stated at cost. Maintenance, repairs and minor renewals are expensed; major improvements are capitalized. Interest costs related to major long-term capital projects are capitalized as a component of construction costs. Interest costs capitalized related to continuing operations were nil in each of the past three years.

     Depreciation is computed principally by the straight-line method over the estimated useful lives of 15 to 40 years for buildings and three to 10 years for equipment.

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

     Accounting and funding policies for retirement and benefits plans are described in Note 10.

     Advertising costs charged to continuing operations, expensed as incurred, were $9.1 million in 1994, $9.6 million in 1995 and $9.8 million in 1996. Research and development costs charged to continuing operations, expensed as incurred, were $400,000 in each of 1994 and 1995 and $460,000 in 1996.

NOTE 3 -  BUSINESS AND GEOGRAPHIC SEGMENTS:

Business segments                                                        YEARS ENDED DECEMBER 31,

                                                                          1994          1995           1996

                                                                              (IN MILLIONS)
Net sales:
  Component products - CompX International                                $ 70.0       $ 80.2          $ 88.7
  Fast food - Sybra                                                        115.5        115.4           116.0


                                                                          $185.5       $195.6          $204.7



Operating income:
  Component products                                                      $ 20.9       $ 19.9          $ 22.1
  Fast food                                                                  9.0          7.5             8.9

                                                                            29.9         27.4            31.0
General corporate, net                                                       (.1)         (.3)            1.2
Interest expense                                                           (11.1)       (11.8)          (11.7)


    Income before income taxes                                            $ 18.7       $ 15.3          $ 20.5




Depreciation, depletion and amortization:
  Component products                                                      $  1.8       $  2.2          $  2.5
  Fast food                                                                  5.9          6.0             6.0
                                                                          $  7.7       $  8.2          $  8.5



Capital expenditures:
  Component products                                                      $  3.4       $  2.0          $  2.3
  Fast food                                                                 10.8         12.0             6.1


                                                                          $ 14.2       $ 14.0          $  8.4




       Capital expenditures exclude amounts attributable to business units acquired in business combinations accounted for by the purchase method. In 1995, the Company's Canadian component products subsidiary purchased certain assets of a competitor for approximately $6 million cash.

Geographic segments                                                      YEARS ENDED DECEMBER 31,

                                                                          1994          1995           1996

                                                                              (IN MILLIONS)
  Net sales - point of origin:
    United States                                                         $139.4       $137.5          $138.9
    Canada                                                                  46.1         58.1            65.8


                                                                          $185.5       $195.6          $204.7



  Net sales - point of destination:
    United States                                                         $166.4       $170.8          $174.1
    Canada                                                                  17.2         22.8            27.8
    Pacific Rim and other                                                    1.9          2.0             2.8


                                                                          $185.5       $195.6          $204.7



  Operating income:
    United States                                                         $ 16.8       $ 14.0          $ 14.6
    Canada                                                                  13.1         13.4            16.4


                                                                          $ 29.9       $ 27.4          $ 31.0



Identifiable assets                                                                         DECEMBER 31,

                                                                                              1995        1996

                                                                                            (IN MILLIONS)
  Business segments:
    Building products                                                                       $200.4      $ 44.2
    Component products                                                                        44.4        48.4
    Fast food                                                                                 74.3        75.6
    Corporate                                                                                 22.9       143.6
    Eliminations                                                                             (14.4)      (22.8)


                                                                                            $327.6      $289.0



  Geographic segments:
    United States                                                                           $227.7      $257.6
    Republic of Ireland                                                                       70.1        -
    Canada                                                                                    29.8        31.4


                                                                                            $327.6      $289.0




       Corporate assets consist principally of cash, cash equivalents and loans to subsidiaries. Eliminations consist principally of intercompany receivables, including loans to subsidiaries. At December 31, 1996, the net assets of CompX International's Canadian subsidiary included in consolidated net assets were approximately $25 million.

NOTE 4 -       OTHER INCOME:

                                                                         YEARS ENDED DECEMBER 31,

                                                                            1994          1995           1996

                                                                               (IN THOUSANDS)
Interest income                                                             $  543        $  840         $1,742
Currency transaction gains (losses), net                                       476            23            136
Disposal of property and equipment                                               7            18             11
Other, net                                                                     253           164            348


                                                                            $1,279        $1,045         $2,237




NOTE 5 -  LONG-TERM DEBT:

                                                                                         DECEMBER 31,

                                                                                          1995           1996

                                                                                         (IN THOUSANDS)
Valcor - Senior Notes                                                                    $100,000       $100,000


Medite:
  U.S. and Irish bank term loans                                                           73,770           -
  U.S. and Irish bank working capital facilities                                           10,830           -
  Other                                                                                     4,117          3,895

                                                                                           88,717          3,895


Other:
  Sybra bank credit agreements                                                             16,770          1,081
  Sybra capital lease obligations                                                           5,382          4,540
  Other                                                                                        98            166

                                                                                           22,250          5,787

                                                                                          210,967        109,682
Less current maturities                                                                    12,383          1,224


                                                                                         $198,584       $108,458




       Valcor. Valcor's unsecured 9 5/8% Senior Notes Due November 2003 are redeemable at the Company's option beginning November 1998, initially at 104.813% of principal amount declining to 100% after November 2000. In the event of a change of control of Valcor or certain asset dispositions, as defined, Valcor would be required to make an offer to purchase the Senior Notes at 101% and 100%, respectively, of principal amount. At both December 31, 1995 and 1996, the quoted market price of the Senior Notes was $99.00 per $100 principal amount.

       The Indenture governing the Senior Notes limits, among other things, the incurrence of additional indebtedness by Valcor and its subsidiaries, the creation of liens and transactions and co-investing with affiliates. The Indenture generally limits the ability of the Company to pay dividends or make other distributions to Valhi to 50% of consolidated net income, as defined, subsequent to 1993. At December 31, 1996, no amounts were available for dividends.

     The after-tax proceeds from the disposition of Medite, net of repayments of debt, will be available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor is not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor announced it had initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer will expire on April 24, 1997, unless extended by Valcor. The amount of Valcor Notes which will ultimately be purchased by Valcor pursuant to the tender offer is dependent upon the amount of Valcor Notes properly tendered. Consequently, there can be no assurance as to the amount of Valcor Notes which will ultimately be purchased by Valcor. The net proceeds from any disposition of the Company's fast food operations, net of repayment of Sybra's bank indebtedness, would similarly be available for Valor's general corporate purposes. If the disposition of the Company's fast food operations is completed and none of those net proceeds are used as provided by the Indenture, a portion of the Notes would be subject to a subsequent tender offer. See Notes 13 and 14.

     Medite. Medite's U.S. bank term and working capital facilities were repaid and terminated in October 1996 following the sale of its timber and timberlands, and the Irish bank term and working capital facilities were assumed by the purchaser upon the sale of Medite's Irish subsidiary in November 1996. See Note 14.

     Other Medite indebtedness consists principally of a State of Oregon term loan that was assumed by the purchaser of Medite's Oregon MDF facility in February 1997. See Note 14.

     Other. Sybra's revolving bank credit agreements provide for unsecured credit facilities aggregating $29 million with interest generally at LIBOR plus 1.5%. Borrowings under these agreements mature through July 1998. At December 31, 1996, the weighted average interest rate on outstanding revolving borrowings was 6.9% (1995 - 7.5%), and $28 million was available for borrowing.

     Capital lease obligations are stated net of imputed interest. Future minimum payments under capital lease obligations at December 31, 1996, including amounts representing interest, are approximately $1.4 million in each of the next two years, $.6 million in each of the following three years and an aggregate of $2.6 million thereafter. The gross amount of assets recorded under capital leases, included in property and equipment, was $6.2 million and $6.0 million at December 31, 1995 and 1996, respectively. Accumulated amortization of assets recorded under capital leases was $4.3 million and $4.7 million at December 31, 1995 and 1996, respectively.

     CompX International has a Canadian bank credit agreement which currently provides for approximately $5 million of U.S. or the equivalent Canadian dollar borrowings, with interest generally at LIBOR plus .5% and collateralized by substantially all of CompX International's Canadian assets. At December 31, 1996, the full amount of this facility was available for borrowing.

     Credit agreements of subsidiaries typically require the respective subsidiary to maintain minimum levels of equity, require the maintenance of certain financial ratios, limit dividends and additional indebtedness, and contain other provisions and restrictive covenants customary in lending transactions of this type. At December 31, 1996, the restricted net assets of the Company's subsidiaries approximated $53 million.

Aggregate maturities of long-term debt at December 31, 1996

YEARS ENDING DECEMBER 31,                                                                         AMOUNT

                                                                                              (IN THOUSANDS)
  1997                                                                                             $  1,749
  1998                                                                                                2,735
  1999                                                                                                  976
  2000                                                                                                  866
  2001                                                                                                  866
  2002 and thereafter                                                                               105,140

                                                                                                    112,332
  Less amounts representing interest on capital leases                                                2,650


                                                                                                   $109,682





NOTE 6 -       ACCRUED LIABILITIES:

                                                                                           DECEMBER 31,

                                                                                            1995         1996

                                                                                           (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                                                                         $ 7,894      $ 7,880
  Plant closure costs                                                                          -           7,669
  Interest                                                                                    3,636        1,648
  Insurance claims and expenses                                                               2,357        3,037
  Other                                                                                       7,583        5,332


                                                                                            $21,470      $25,566



Other noncurrent liabilities:
  Insurance claims and expenses                                                             $ 1,066      $   445
  Environmental cost                                                                            750        1,000
  Accrued pension and other employee benefits                                                   957        1,510
  Other                                                                                       1,472        1,421


                                                                                            $ 4,245      $ 4,376




NOTE 7 -       INVENTORIES:

                                                                                           DECEMBER 31,

                                                                                            1995         1996

                                                                                           (IN THOUSANDS)
Raw materials:
  Building products                                                                         $12,404      $ 4,306
  Component products                                                                          1,927        2,556
  Fast food                                                                                   1,379        1,406

                                                                                             15,710        8,268


In process products:
  Building products                                                                           2,187           83
  Component products                                                                          4,320        4,974

                                                                                              6,507        5,057


Finished products:
  Building products                                                                           6,131        1,096
  Component products                                                                          2,921        3,300

                                                                                              9,052        4,396


Supplies                                                                                      5,116          501


                                                                                            $36,385      $18,222




       The current cost of LIFO inventories (all of which relate to Medite) exceeded the net carrying value of such inventories by approximately $4 million and $3 million at December 31, 1995 and 1996, respectively.

NOTE 8 -       INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                                                                           DECEMBER 31,

                                                                                            1995         1996

                                                                                           (IN THOUSANDS)
Intangible assets, net of accumulated
 amortization of $9,572 and $10,661:
  Goodwill                                                                                  $ 5,162      $ 4,996
  Franchise fees                                                                              5,605        4,872
  Intangible pension asset                                                                      403          193
  Other                                                                                       6,975        6,211


                                                                                            $18,145      $16,272



Other assets:
  Property held for sale                                                                    $ 3,920      $ 4,638
  Deferred financing costs                                                                    3,003        2,317
  Prepaid pension cost                                                                        1,501         -
  Other                                                                                         206           51


                                                                                            $ 8,630      $ 7,006





       Property held for sale, all of which relates to Medite, is carried at the lower of cost or estimated net realizable value under current market conditions.

NOTE 9 - FINANCIAL INSTRUMENTS:

                                                                                  December

                                                                31,

                                                                         1995               1996


                                                                  CARRYING       FAIR     CARRYING        FAIR
                                                                   AMOUNT       VALUE       AMOUNT       VALUE

                                                                          (IN MILLIONS)
Cash and cash equivalents                                           $ 17.6      $ 17.6      $136.1       $136.1

Long-term debt (excluding capitalized leases):
  Valcor Senior Notes                                               $100.0      $ 99.0      $100.0       $ 99.0
  Medite debt with rates fixed via interest rate swaps                26.0        26.0         -            -
  Other fixed-rate debt                                               18.9        19.2         3.9          4.0
  Variable rate debt                                                  60.6        60.6         1.1          1.1


       Fair value of the Valcor Senior Notes is based upon quoted market prices (per $100 principal amount) of $99.00 at both December 31, 1995 and 1996. See
Note 5.

       Medite had entered into interest rate swaps to mitigate the impact of changes in interest rates for $26 million of its U.S. bank term loan. The interest rate swaps were terminated in October 1996 when the related loans were repaid. See Note 14. The fair value of Medite debt on which interest rates had been effectively fixed through the use of interest rate swaps was deemed to approximate the book value of the debt plus or minus the fair value of the related swaps. See Note 5. The fair value of Medite's interest rate swaps was estimated to approximate the contract amount at December 31, 1995. Such fair values represented the estimated amounts Medite would have received if it terminated the swap agreements at that date, and were based upon quotes obtained from the counter party financial institution.

       Fair values of other fixed rate debt have been estimated based upon relative changes in the Company's variable borrowing rates since the dates the interest rates were fixed. Fair values of variable interest rate debt are deemed to approximate book value.

NOTE 10 - EMPLOYEE BENEFIT PLANS:

Company-sponsored pension plans

     Defined contribution plans. Substantially all of the Company's full-time U.S. employees are eligible to participate in contributory savings plans with Company contributions based on matching or other formulas. Defined contribution plan expense charged to continuing operations aggregated $1.1 million in each of 1994 and 1995 and $1.2 million in 1996.
     Defined benefit plans. Medite maintained a defined benefit pension plan covering substantially all of its full-time Irish employees, which plan was assumed by the purchaser upon sale of Medite's Irish subsidiary in November 1996. Medite maintains a plan covering its U.S. employees, and substantially all remaining employees will cease to accrue benefits in 1997 upon the sale of Medite's Oregon MDF and timber conversion facilities. See Note 14. Defined pension benefits are generally based on years of service and compensation under fixed dollar, final pay or career average formulas, and the related expenses are based on independent actuarial valuations. The funding policy for U.S. defined benefit plans is to contribute amounts satisfying funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Non-U.S. defined benefit plans were funded in accordance with applicable statutory requirements. The plans' assets are comprised primarily of mutual funds.

     The rates used in determining the actuarial present value of benefit obligations are presented in the table below.

                                                                                     DECEMBER 31,

                                                                        1994               1995             1996

Discount rate                                                           8.5%               7.5%             7.5%
Rate of increase in future
 compensation levels                                                     4%                 4%               4%
Long-term rate of return on assets                                    7.5%-10%           7.5%-10%            10%


                                                                     PLAN ASSETS EXCEED     ACCUMULATED BENEFITS
                                                                    ACCUMULATED BENEFITS     EXCEED PLAN ASSETS

                                                                        December 31,            December 31,

                                                                      1995        1996        1995        1996

                                                                                   (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                                    $1,217      $  -        $20,290     $21,495
  Nonvested benefits                                                  1,163         -            470         494


  Accumulated benefit obligations                                     2,380         -         20,760      21,989
  Effect of projected salary increases                                1,456         -            386         245


  Projected benefit obligations ("PBO")                               3,836         -         21,146      22,234
Plan assets at fair value                                             4,315         -         19,776      20,453


Plan assets over (under) PBO                                            479         -         (1,370)     (1,781)
Unrecognized net loss from experience different from
 actuarial assumptions                                                1,044         -          4,331       4,484
Unrecognized prior service cost                                         -           -            403         193
Unrecognized net assets being amortized over periods of
 9 to 11 years                                                          (22)        -           (342)        (86)
Adjustment to recognize minimum liability                               -           -         (4,006)     (4,345)


Total prepaid (accrued) pension cost                                  1,501         -           (984)     (1,535)
Current portion and reclassification, net                               -           -           (349)       (347)



    Noncurrent prepaid (accrued) pension cost                        $1,501      $  -        $  (635)    $(1,188)





       The adjustment required to recognize minimum pension liability (accumulated pension benefit obligation in excess of plan assets) relates to Medite's U.S. defined benefit plan. Variances from actuarially assumed rates will result in increases or decreases in accrued pension liabilities, pension expense and funding requirements in future periods. A one percentage point decrease in the discount rate would increase the aggregate actuarial present value of accumulated benefit obligations at December 31, 1996 by approximately $3 million. Net periodic pension cost related to Medite's plans, included in discontinued operations, was not material in any of the past three years.

     Other. Certain Medite retirees are eligible to participate in a group health program until age 65, and contribute to the cost of such benefits. The actuarially-computed present value of the accumulated postretirement group health program, and the related annual expense, are not material.

NOTE 11 - INCOME TAXES:

                                                                             YEARS ENDED DECEMBER 31,

                                                                                1994        1995         1996

                                                                                  (IN MILLIONS)
Components of pre-tax income attributable to
 continuing operations:
  United States                                                                 $ 5.6        $ 1.9       $ 4.1
  Canada                                                                         13.1         13.4        16.4


                                                                                $18.7        $15.3       $20.5



Expected tax expense, at U.S. federal statutory
 income tax rate of 35%                                                         $ 6.5        $ 5.4       $ 7.2
Non-U.S. tax rates                                                                 .1           .1          .1
Incremental U.S. tax on non-U.S. earnings                                         (.7)          .3         1.0
U.S. state income taxes, net                                                       .1           .8         -
Rate change adjustment of deferred taxes                                          -           (1.0)        -
Other, net                                                                      -               .8          .1


                                                                                $ 6.0        $ 6.4       $ 8.4



Components of income tax expense:
  Currently payable:
    U.S. federal and state                                                      $ 1.8        $ 1.2       $ 2.0
    Non-U.S.                                                                      4.8          5.9         7.7

                                                                                  6.6          7.1         9.7

  Deferred income taxes:

    U.S. federal and state                                                        (.5)         (.8)       (1.5)
    Non-U.S.                                                                      (.1)          .1          .2

                                                                                  (.6)         (.7)       (1.3)


                                                                                $ 6.0        $ 6.4       $ 8.4



Comprehensive provision for income tax expense
 allocable to:
  Continuing operations                                                         $ 6.0        $ 6.4       $ 8.4
  Discontinued operations                                                        11.1          6.4        21.5
  Stockholder's equity - deferred taxes allocable
   to adjustments components                                                      (.3)        (1.2)        (.3)


                                                                                $16.8        $11.6       $29.6





                                                                                         DECEMBER 31,

                                                                                        1995            1996

                                                                                        (IN MILLIONS)
Tax effect of temporary differences relating to:
  Inventories                                                                           $  (.8)        $  (.8)
  Timber and timberlands                                                                 (10.8)           -
  Property and equipment                                                                  (9.1)          (4.8)
  Capital lease assets and obligations                                                     1.3            1.2
  Accrued liabilities and other deductible differences                                     4.6           12.8
  Other taxable differences                                                               (6.2)         (12.1)
  Investments in non-U.S. subsidiaries                                                    (1.1)            .1


    Net deferred tax liabilities                                                        $(22.1)        $ (3.6)




Current deferred tax assets                                                             $  2.4         $  5.1
Noncurrent deferred tax liabilities                                                      (24.5)          (8.7)


                                                                                        $(22.1)        $ (3.6)





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

       Payables to affiliates at December 31, 1996 include $30.8 million for income taxes (1995 - $3.5 million receivable for refundable income taxes).

       Under the terms of Intercorporate Services Agreements with Valhi, Valhi provides certain management and administrative services to the Company on a fee basis. Such fees are based upon estimates of time devoted to affairs of the Company by individual Valhi employees and the salaries of such persons. Fees charged to the Company's continuing operations approximated $600,000 in each of 1994 and 1995 and $640,000 in 1996. Net charges from related parties for services provided in the ordinary course of business charged to continuing operations, principally charges for insuring property and other risks, aggregated $.9 million in 1994, $1.3 million in 1995 and $1.1 million in 1996. Such charges are principally pass-through in nature and, in the Company's opinion, are not materially different from those that would have been incurred on a stand-alone basis.

       Certain employees of the Company have been awarded shares of restricted Valhi common stock and/or granted options to purchase Valhi common stock under the terms of Valhi's stock option plans. The Company will pay Valhi the aggregate difference between the option price and the market value of Valhi's common stock on the exercise date of the options, and the Company accounts for the related option expense (credit) in a manner similar to accounting for stock appreciation rights. The Company pays Valhi the market value of restricted shares on the dates the restrictions expire, and accrues the related expense over the restriction period. Compensation expense related to these stock option/restricted stock grants was not material in any of the past three years. At December 31, 1996, employees of the Company held options to purchase 680,000 Valhi shares at prices ranging from $4.76 to $14.66 per share (329,000 shares at prices lower than the December 31, 1996 quoted market price of $6.38 per share).

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

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

     At December 31, 1996, Medite has accrued approximately $4.6 million for the estimated cost to complete environmental remediation efforts at certain of its current and former facilities, including amounts included in accrued plant closure costs. Costs for future environmental remediation efforts are not discounted to their present value, and no recoveries for remediation costs from third parties have been recognized. Such accruals will be adjusted, if necessary, as further information becomes available or as circumstances change. No assurance can be given that the actual costs will not exceed accrued amounts. None of these facilities are the subject of any litigation, administrative proceeding or investigation.

     Legal proceedings. In July 1996, Medite filed a complaint in U.S. District Court in New Mexico (Medite Corporation v. Public Service Company of New Mexico, CIV 96-0929LH) regarding termination of the electricity supply contract for its New Mexico MDF facility permanently closed in May 1996. The complaint seeks, among other things, to declare the contract terminated under New Mexico common law and/or the force majeure provisions of the agreement. Defendant filed a motion to dismiss, and also filed a counterclaim demanding that Medite pay an approximately $5 million termination penalty contained in the contract. Medite does not believe the termination penalty clause applies due to, among other things, the force majeure provisions of the contract. Discovery is proceeding. The Company does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

     In November 1995, a complaint was filed against Medite in the U.S. District Court for the Western District of Oklahoma (Midgard Corporation v. Medite of New Mexico, Inc., et al., CIV 95-1807-A) alleging, among other things, that Medite breached Midgard's purportedly exclusive territorial supply contract by purchasing certain raw materials from a third party located in Oklahoma City. The complaint seeks, among other things, $4 million in compensatory damages and $100 million in punitive damages. Medite has answered the complaint denying liability. Discovery is proceeding. The Company believes the complaint is without merit, intends to defend the action vigorously and does not expect the resolution of this matter to have a material adverse impact on its consolidated results of operations, financial position or liquidity.

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

     Royalties. Royalty expense, which relates principally to fast food operations, approximated $4 million in each of the past three years. Fast food royalties are paid to the franchiser based upon a percentage of gross sales, as specified in the franchise agreement related to each individual restaurant.

     Concentrations of credit risk. Component products are sold primarily to original equipment manufacturers in the U.S. and Canada. In each of the past three years, the ten largest customers accounted for approximately one-third of component products sales with at least five of such customers in each year located in the U.S.

     Sybra's restaurants are clustered in four regions, principally Texas, Michigan, Pennsylvania and Florida. All fast food sales are for cash.

     At December 31, 1996, about 90% of the Company's consolidated cash and cash equivalents was invested in A1 or P1-grade commercial paper issued by various third parties having a maturity of three months or less (1995 - 25% on deposit with a single Canadian bank and 10% on deposit with a single Irish bank).

     Development agreement. Under the terms of Sybra's Market Development Agreement with Arby's, Sybra has the exclusive right to open new Arby's units within certain counties in Pennsylvania. The Agreement requires Sybra to open an aggregate of 25 new stores in its existing regions during 1997 through 2001 (four in 1997, six in 1998 and five each in 1999, 2000 and 2001), with at least ten of the stores in the Pennsylvania region.

     Operating leases. The Company leases various fast food retail and other facilities and equipment. Most of the leases contain purchase and/or various term renewal options at fair market and fair rental values, respectively. In most cases the Company expects that, in the normal course of business, leases will be renewed or replaced by other leases. Net rent expense charged to continuing operations approximated $5 million in each of 1994, 1995 and 1996. Contingent rentals based upon gross sales of individual fast food restaurants were less than 10% of total rent expense in each of the past three years.

     At December 31, 1996, substantially all future minimum payments under noncancellable operating leases having an initial or remaining term of more than one year relate to fast food restaurant facilities.

YEARS ENDING DECEMBER 31,                                                                         AMOUNT

                                                                                              (IN THOUSANDS)
  1997                                                                                              $ 4,327
  1998                                                                                                3,568
  1999                                                                                                3,101
  2000                                                                                                2,664
  2001                                                                                                2,239
  2002 and thereafter                                                                                 7,370

                                                                                                     23,269
  Less minimum rentals due under noncancellable subleases                                               646


      Net minimum commitments                                                                       $22,623





     Disposal of fast food operations. The Company has executed agreements involving the sale of its fast food operations conducted by Sybra. The proposed sale would be accomplished in simultaneous transactions that would include the sale of certain restaurant real estate owned by Sybra to one party for $45 million cash consideration, and Valcor's sale of 100% of the stock of Sybra to another party for approximately $39.7 million cash consideration, of which approximately $23.7 million would be used to repay Sybra bank indebtedness. These transactions are subject to, among other things, completion of customary due diligence procedures, the purchaser of Sybra's stock obtaining necessary financing for the transaction and certain consents from third parties. If completed, the transactions are expected to close in the second quarter of 1997, at which time the Company estimates it would report a pre-tax gain on disposal in excess of $24 million. There can be no assurance that any such transactions will be completed.

NOTE 14 - DISCONTINUED OPERATIONS:

     In September 1996, Medite Corporation signed three separate letters of intent involving the sale of substantially all of its assets. The first transaction, involving the sale of Medite's timber and timberlands, closed in October 1996 for approximately $118 million cash consideration, of which approximately $53 million of the cash proceeds were used to pay off and terminate Medite's U.S. bank credit facilities. The second transaction, involving the sale of Medite's Irish MDF subsidiary, closed in November 1996 for approximately $61.5 million cash consideration plus the assumption of approximately $21 million of Irish bank debt. The third transaction, involving the sale of Medite's Oregon MDF facility, closed in February 1997 for approximately $36 million cash consideration plus the assumption of approximately $3.7 million of Medite indebtedness. The letter of intent with the purchaser of the Oregon MDF facility originally contemplated the purchase of Medite's two small Oregon timber conversion facilities, but in December 1996 negotiations regarding a definitive agreement for such timber conversion facilities were terminated, and Medite determined to permanently close these facilities. The stud lumber facility, closed in December 1996, is being dismantled and Medite will sell the salvageable machinery and equipment. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     As is customary in transactions of these types, Medite has made certain representations and warranties to the respective purchasers concerning, among other things, the assets sold. Medite has agreed to indemnify the three purchasers for up to an aggregate of $6.5 million for certain breaches of these representations and warranties. As part of the transactions, Valhi has agreed to guarantee Medite's indemnification obligations. The Company does not currently expect to be required to perform under any of these indemnification obligations.

     Medite's 1996 results include a first quarter pre-tax charge of $24 million for the estimated costs of permanently closing its New Mexico MDF plant, and a $13 million fourth-quarter pre-tax charge for the estimated costs of permanently closing its two Oregon timber conversion facilities. Approximately $26 million of such charges represented non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of the charge represents workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $3 million had been paid at December 31, 1996. In August 1996, Medite completed the sale of substantially all of the building and equipment of the New Mexico facility for $5.5 million cash consideration, which approximated the previously-estimated net realizable value.

     Condensed income statement data for Medite is presented below. The $24 million pre-tax New Mexico MDF plant closure charge is included in Medite's operating income for 1996 because the decision to close the New Mexico MDF facility occurred prior to the decision to permanently dispose of the entire business segment. The aggregate net gain on disposal in 1996 includes the $13 million charge associated with the closure of the two Oregon timber conversion facilities, and a nominal charge associated with a curtailment of its U.S. defined benefit pension plan. Medite expects to report a pre-tax gain on disposal of approximately $20 million in the first quarter of 1997 related to the sale of its Oregon MDF facility. Interest expense included in discontinued operations represents interest on indebtedness of Medite and its subsidiaries.

                                                                         YEARS ENDED DECEMBER 31,

                                                                            1994          1995           1996

                                                                               (IN MILLIONS)
Operations of Medite:
  Net sales                                                                $189.9         $200.0        $171.7



  Operating income (loss)                                                  $ 36.4         $ 25.2         $(7.9)
  Interest expense and other, net                                            (6.9)          (8.2)         (6.7)

    Pre-tax income (loss)                                                    29.5           17.0         (14.6)
  Income tax expense (benefit)                                               11.2            6.4          (4.1)

                                                                             18.3           10.6         (10.5)

Net gain on disposal:
  Pre-tax gain                                                               -             -              75.1
  Income tax expense                                                         -             -              25.6

                                                                             -             -              49.5



                                                                           $ 18.3         $ 10.6        $ 39.0




     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                                                                     DECEMBER 31,

                                                                                      1995              1996

                                                                                      (IN MILLIONS)
Current assets                                                                        $ 56.1           $21.2
Timber and timberlands                                                                  53.1             -
Property and equipment, net                                                             84.8            18.2
Other assets                                                                             6.4             4.8


                                                                                      $200.4           $44.2




Current liabilities                                                                   $ 33.9           $17.6
Long-term debt                                                                          77.2             3.7
Deferred income taxes                                                                   22.1             1.6
Loan from Valcor (*)                                                                     5.0             -
Other liabilities                                                                        2.9             3.0
Stockholder's equity (*)                                                                59.3            18.3


                                                                                      $200.4           $44.2





[FN]
* Eliminated in consolidation.

     Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                                                         YEARS ENDED DECEMBER 31,

                                                                            1994          1995           1996

                                                                               (IN MILLIONS)
Cash flows from operating activities                                       $ 33.1         $ 18.5        $ 24.9


Cash flows from investing activities:

  Capital expenditures                                                      (32.0)         (12.3)        (13.3)
  Proceeds from disposal of assets                                            -              -           179.1
  Other, net                                                                  (.7)           (.2)           .1

                                                                            (32.7)         (12.5)        165.9


Cash flows from financing activities:
  Indebtedness, net                                                          28.6          (13.8)        (64.0)
  Other, net                                                                  1.2            2.9             -

                                                                             29.8          (10.9)        (64.0)



                                                                           $ 30.2         $ (4.9)       $126.8




NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                 QUARTER ENDED

                                                     MARCH 31       JUNE 30        SEPT. 30        DEC. 31

                                                                (IN THOUSANDS)
Year ended December 31, 1995

  Net sales                                            $ 46,926        $48,044        $48,907        $51,731
  Operating income                                        6,548          6,944          6,511          7,397

  Income from continuing
   operations                                          $  1,796        $ 2,492        $ 2,065        $ 2,586
  Discontinued operations                                 4,957          4,238          1,518           (106)


    Net income                                         $  6,753        $ 6,730        $ 3,583        $ 2,480



Year ended December 31, 1996

  Net sales                                            $ 48,763        $51,039        $50,815        $54,100
  Operating income                                        5,946          7,511          7,368         10,210

  Income from continuing
   operations                                          $  1,716        $ 2,422        $ 2,669        $ 5,208
  Discontinued operations                               (14,884)         2,150          2,060         49,695


    Net income (loss)                                  $(13,168)       $ 4,572        $ 4,729        $54,903





                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder and Board of Directors of Valcor, Inc.:

     Our report on the consolidated financial statements of Valcor, Inc. as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, which report is based in part upon the report of another auditor, is herein included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, based upon our audits and the report of another auditor, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                      COOPERS & LYBRAND L.L.P.


Dallas, Texas
March 7, 1997






                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



To the Stockholder and Board of Directors of Medite Corporation:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements (not presented separately herein) of Medite Corporation as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, and have issued our report thereon dated January 27, 1996. Our audits of the financial statements were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule II (not presented separately herein) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                           ARTHUR ANDERSEN LLP


Portland, Oregon,
January 27, 1996

                        VALCOR, INC. AND SUBSIDIARIES

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEETS

                          DECEMBER 31, 1995 AND 1996

                                (IN THOUSANDS)

















              ASSETS                                                                    1995            1996

Current assets:
  Cash and cash equivalents                                                             $  5,332        $120,085
  Demand loans to subsidiaries                                                            14,000          20,000
  Income taxes and other receivables from
   affiliates, net                                                                           936             225
  Deferred income taxes                                                                     -                393
  Other                                                                                       10             553


      Total current assets                                                                20,278         141,256


Other assets:
  Investment in subsidiaries                                                             122,941          92,697
  Deferred financing costs                                                                 2,656           2,317


      Total other assets                                                                 125,597          95,014


                                                                                        $145,875        $236,270



   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued interest                                                                      $  1,604        $  1,604
  Income taxes payable to affiliates, net                                                    -            33,078
  Other                                                                                       47           1,198


      Total current liabilities                                                            1,651          35,880

Long-term debt - Senior Notes Due 2003                                                   100,000         100,000

Noncurrent deferred income taxes                                                            -              6,000


Stockholder's equity                                                                      44,224          94,390


                                                                                        $145,875        $236,270










                                          VALCOR, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                        CONDENSED STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                (IN THOUSANDS)




                                                                          1994           1995           1996

Interest income                                                           $ 1,099         $ 1,195       $ 1,975
General and administrative expenses                                          (172)           (633)         (197)
Interest expense                                                           (9,968)         (9,994)       (9,964)


    Loss before income taxes                                               (9,041)         (9,432)       (8,186)

Income tax benefit                                                          5,523           3,255         3,010

                                                                           (3,518)         (6,177)       (5,176)

Equity in earnings of subsidiaries                                         16,269          15,116        17,191


    Income from continuing operations                                      12,751           8,939        12,015

Discontinued operations                                                    18,347          10,607        39,021


    Net income                                                            $31,098         $19,546       $51,036









                                          VALCOR, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                      CONDENSED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                (IN THOUSANDS)





                                                                        1994            1995            1996

Cash flows from operating activities:
  Net income                                                            $ 31,098       $ 19,546        $ 51,036
  Earnings of subsidiaries:
    Continuing operations                                                (16,269)       (15,116)        (17,191)
    Discontinued operations                                              (18,347)       (10,607)        (39,021)
  Dividends from subsidiaries                                             12,380         10,000          84,101
  Other, net                                                                 343            369             339
  Change in assets and liabilities, net                                   (1,549)         1,266          41,872


      Net cash provided by operating
       activities                                                          7,656          5,458         121,136

Cash flows from investing activities -
 loans to subsidiaries, net                                                  750          7,250          (6,000)

Cash flows from financing activities -
 dividends to Valhi                                                       (9,570)        (8,298)           (383)


Net increase (decrease) in cash                                           (1,164)         4,410         114,753
Balance at beginning of year                                               2,086            922           5,332


Cash and cash equivalents at end of year                                $    922       $  5,332        $120,085




Supplemental disclosures - cash paid
 (received) for:
  Interest expense                                                      $  9,438       $  9,625        $  9,625
  Income taxes, net                                                       (3,811)        (4,476)        (45,925)







                                          VALCOR, INC. AND SUBSIDIARIES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                   NOTES TO CONDENSED FINANCIAL INFORMATION



NOTE 1 -  GENERAL:

     The Company's Consolidated Financial Statements are incorporated herein by reference. Certain prior year amounts have been reclassified.

NOTE 2 -  INVESTMENT IN SUBSIDIARIES:

                                                                                       DECEMBER 31,

                                                                                        1995            1996

                                                                                       (IN THOUSANDS)
Medite                                                                                 $ 59,349         $18,313
CompX International                                                                      32,612          39,242
Sybra                                                                                    30,980          35,142


                                                                                       $122,941         $92,697






NOTE 3 -       EQUITY IN EARNINGS OF SUBSIDIARIES:


                                                                        YEARS ENDED DECEMBER 31,

                                                                          1994           1995           1996

                                                                              (IN THOUSANDS)
Continuing operations
  CompX International                                                     $11,919        $12,101        $13,029
  Sybra                                                                     4,350          3,015          4,162


                                                                          $16,269        $15,116        $17,191



Discontinued operations - Medite                                          $18,347        $10,607        $39,021






NOTE 4 -       CASH DIVIDENDS FROM SUBSIDIARIES:


                                                                        YEARS ENDED DECEMBER 31,

                                                                          1994           1995          1996

                                                                                    (IN THOUSANDS)
Medite                                                                    $ 2,800        $ 4,000       $77,854
CompX International                                                         4,580          6,000         6,247
Sybra                                                                       5,000           -             -


                                                                          $12,380        $10,000       $84,101






     Dividends from Medite in 1996 represent the proceeds from the dispositions of its Oregon timber and timberlands and Irish MDF subsidiary, net of income taxes and debt repayments.

NOTE 5 -  CASH PAID FOR INCOME TAXES:

                                                                        YEARS ENDED DECEMBER 31,

                                                                          1994           1995           1996

                                                                              (IN THOUSANDS)
Paid to Valhi                                                             $11,300         $ 5,812       $    991
Received from subsidiaries:
  Medite                                                                   (8,140)         (6,389)       (42,021)
  CompX International                                                      (3,506)         (2,350)        (1,800)
  Sybra                                                                    (3,465)         (1,549)        (3,095)


    Cash received for income taxes, net                                   $(3,811)        $(4,476)      $(45,925)






       Foreign subsidiaries are not members of the consolidated federal income tax group of which Valcor, Medite, Sybra and CompX International are members.

     Cash paid for income taxes by Medite to Valcor includes amounts attributable to the dispositions of its Oregon timber and timberlands and Irish MDF subsidiary. Under the terms of the Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, Valcor and the Contran Tax Group are not required to pay such cash income taxes to the applicable tax authorities until 1997.

NOTE 6 -  LONG-TERM DEBT:


     The after-tax proceeds from the disposition of Medite, net of repayments of Medite's U.S. bank debt, will be available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor is not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor announced it had initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer will expire on April 24, 1997, unless extended by Valcor. The amount of Valcor Notes which will ultimately be purchased by Valcor pursuant to the tender offer is dependent upon the amount of Valcor Notes properly tendered. Consequently, there can be no assurance as to the amount of Valcor Notes which will ultimately be purchased by Valcor. The net proceeds from any disposition of the Company's fast food operations, net of repayment of Sybra's bank indebtedness, would similarly be available for Valor's general corporate purposes. If the disposition of the Company's fast food operations is completed and none of those net proceeds are used as provided by the Indenture, a portion of the Notes would be subject to a subsequent tender offer.


                                       VALCOR, INC. AND SUBSIDIARIES

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (IN THOUSANDS)


                                                                                                            ADDITIONS
                                                                                        BALANCE AT         CHARGED TO
                                                                                        BEGINNING           COSTS AND
            DESCRIPTION                                                                  OF YEAR            EXPENSES

Year ended December 31, 1994:
  Allowance for doubtful accounts                                                             $  888             $  184



  Amortization of intangible assets:
    Goodwill                                                                                  $1,008             $  172
    Franchise fees and other                                                                   6,848              1,423


                                                                                              $7,856             $1,595



Year ended December 31, 1995:
  Allowance for doubtful accounts                                                             $  570             $  313



  Amortization of intangible assets:
    Goodwill                                                                                  $1,180             $  166
    Franchise fees and other                                                                   7,371              1,308


                                                                                              $8,551             $1,474



Year ended December 31, 1996:
  Allowance for doubtful accounts                                                             $  800             $  295



  Amortization of intangible assets:
    Goodwill                                                                                  $1,346             $  166
    Franchise fees and other                                                                   8,226              1,295


                                                                                              $9,572             $1,461








                                                                                                           BALANCE
                                                                                        DEDUCTIONS         AT END
            DESCRIPTION                                                                  AND OTHER         OF YEAR

Year ended December 31, 1994:
  Allowance for doubtful accounts                                                            $ (502)          $   570



  Amortization of intangible assets:

    Goodwill                                                                                 $  -             $ 1,180
    Franchise fees and other                                                                   (900)            7,371


                                                                                             $ (900)          $ 8,551



Year ended December 31, 1995:
  Allowance for doubtful accounts                                                            $  (83)          $   800



  Amortization of intangible assets:
    Goodwill                                                                                 $  -             $ 1,346
    Franchise fees and other                                                                   (453)            8,226


                                                                                             $ (453)          $ 9,572



Year ended December 31, 1996:
  Allowance for doubtful accounts                                                            $ (821)          $   274



  Amortization of intangible assets:
    Goodwill                                                                                 $  -             $ 1,512
    Franchise fees and other                                                                   (372)            9,149


                                                                                             $ (372)          $10,661



