Form 10-Q
period 1997-03-31
VALCOR INC
filed 1997-05-13
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED MARCH 31, 1997           COMMISSION FILE NUMBER 33-63044





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




THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF VALHI, INC. (FILE NO. 1-5467) AND MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS OF FORM 10-Q FOR REDUCED DISCLOSURE FORMAT.
                                  VALCOR, INC.

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements.

         Consolidated Balance Sheets - December 31, 1996
          and March 31, 1997                               3-4

         Consolidated Statements of Operations -
          Three months ended March 31, 1996 and 1997        5

         Consolidated Statement of Stockholder's Equity -
          Three months ended March 31, 1997                 6

         Consolidated Statements of Cash Flows -
          Three months ended March 31, 1996 and 1997        7-8

         Notes to Consolidated Financial Statements         9-16

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.             17-20

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                 21
                           VALCOR, INC.

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                        DECEMBER   MARCH 31,
                                               31,       1997
                                                1996


Current assets:
  Cash and cash equivalents                 $136,054   $139,846
  Accounts receivable                         15,535     16,868
  Receivable from affiliates                     178         99
  Inventories                                 18,222     14,266
  Prepaid expenses                             2,667      1,827
  Deferred income taxes                        5,160      4,960


      Total current assets                   177,816    177,866


Other assets:
  Intangible assets                           16,272     15,782
  Other                                        7,006      6,457


      Total other assets                      23,278     22,239


Property and equipment:
  Land                                        19,537     17,728
  Buildings                                   38,572     34,904
  Equipment                                  103,005     78,622
  Construction in progress                     2,492      1,378

                                             163,606    132,632
  Less accumulated depreciation               75,684     60,879
      Net property and equipment              87,922     71,753


                                            $289,016   $271,858



                                  VALCOR, INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDER'S EQUITY    DECEMBER   MARCH 31,
                                               31,       1997
                                                1996


Current liabilities:
  Current maturities of long-term debt      $  1,224   $ 28,539
  Accounts payable                            14,248      8,519
  Accrued liabilities                         25,566     24,565
  Payable to affiliates                       30,967      7,357
  Income taxes                                 1,070        509


      Total current liabilities               73,075     69,489


Noncurrent liabilities:
  Long-term debt                             108,458     73,573
  Deferred income taxes                        8,717     10,708
  Other                                        4,376      4,407


      Total noncurrent liabilities           121,551     88,688


Stockholder's equity:
  Common stock                                     1          1
  Additional paid-in capital                     520        520
  Retained earnings                           96,524    115,881
  Adjustments:

    Pension liabilities                       (2,533)    (2,533)
    Currency translation                        (122)      (188)


      Total stockholder's equity              94,390    113,681


                                            $289,016   $271,858









Commitments and contingencies (Note 1)
                           VALCOR, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                          (IN THOUSANDS)

                                               1996*      1997

Revenues and other income:
  Net sales                                  $ 21,211   $25,829
  Other, net                                      406     2,077


                                               21,617    27,906


Costs and expenses:
  Cost of sales                                14,532    17,023
  Selling, general and administrative           2,452     2,937
  Interest                                      2,515     2,518


                                               19,499    22,478


    Income before income taxes                  2,118     5,428

Provision for income taxes                        988     2,132


    Income from continuing operations           1,130     3,296
Discontinued operations                       (14,298)   16,061


    Net income (loss)                        $(13,168)  $19,357



















*Reclassified for discontinued operations.

                                  VALCOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                       THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)



                                       ADDITIONAL
                                COMMON   PAID-IN  RETAINED
                                STOCK    CAPITAL  EARNINGS

Balance at December 31, 1996      $1     $520     $ 96,524

Net income                         -       -       19,357
Adjustments, net                   -       -          -


Balance at March 31, 1997         $1     $520     $115,881





                                         ADJUSTMENTS


                                            CURRENCY      TOTAL
                                  PENSION  TRANSLATIONSTOCKHOLDER'S
                                LIABILITIES ADJUSTMENT     EQUITY


Balance at December 31, 1996    $(2,533)      $(122)   $ 94,390

Net income                          -          -         19,357
Adjustments, net                    -           (66)        (66)


Balance at March 31, 1997       $(2,533)      $(188)   $113,681







                           VALCOR, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                          (IN THOUSANDS)

                                               1996*      1997

Cash flows from operating activities:
  Net income (loss)                          $(13,168) $ 19,357
  Depreciation, depletion and amortization        719       772
  Deferred income taxes                            64        89
  Discontinued operations                      14,298   (16,061)
  Other, net                                      154       228

                                                2,067     4,385

  Medite, net                                   5,065   (36,456)
  Sybra, net                                    2,518       (78)
  Change in assets and liabilities:
    Accounts receivable                           247    (1,839)
    Inventories                                  (418)       87
    Accounts payable and accrued liabilities    1,748     2,595
    Accounts with affiliates                      109     6,186
    Other, net                                   (169)     (624)


        Net cash provided (used) by operating
         activities
                                               11,167   (25,744)



Cash flows from investing activities:
  Capital expenditures                           (742)     (558)
  Medite, net                                  (2,851)   34,686
  Sybra, net                                   (1,351)     (688)
  Other, net                                      185       -


        Net cash provided (used) by investing
         activities
                                               (4,759)   33,440


Cash flows from financing activities:
  Repayments of indebtedness                      (12)   (3,837)
  Dividends                                      (383)     -
  Medite, net                                  (1,742)       (9)
  Sybra, net                                     (488)        4


        Net cash used by financing activities  (2,625)   (3,842)


Net increase                                 $  3,783  $  3,854



        VALCOR, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

            THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                          (IN THOUSANDS)

                                               1996*      1997

Cash and cash equivalents:
  Net changes from operating, investing
   and financing activities                   $ 3,783  $  3,854
  Currency translation                            (22)      (62)

                                                3,761     3,792

  Balance at beginning of period               17,618   136,054


  Balance at end of period                    $21,379  $139,846




Supplemental disclosures - cash paid for:
  Interest, net of amounts capitalized


    Continuing operations                     $     2  $     92
    Discontinued operations                     2,723       459
    Eliminations                                 (203)     (225)


                                              $ 2,522  $    326




  Income taxes, net:


    Continuing operations                     $   986  $  2,289
    Discontinued operations                       492    30,622


                                              $ 1,478  $ 32,911













*Reclassified for discontinued operations.

                           VALCOR, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -         BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations, cash flows and stockholder's equity for the interim periods ended March 31, 1996 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report"). Prior period statements of operations and cash flows have been reclassified to present both Medite Corporation, the Company's wholly-owned building products subsidiary, and Sybra, Inc., the Company's wholly-owned fast food subsidiary, as discontinued operations. See Note 8.

    Commitments and contingencies are discussed in Note 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the 1996 Annual Report.

NOTE 2 -         BUSINESS SEGMENT INFORMATION:

    The Company's continuing operations are conducted by its wholly-owned subsidiary, CompX International Inc., in the components products industry.

                                                  THREE MONTHS
                                                      ENDED
                                                      MARCH 31,


                                                  1996     1997

                                                  (IN MILLIONS)
Net sales                                         $21.2    $25.8


Operating income                                  $ 4.4    $ 6.3
General corporate items:
  Interest income                                    .3      1.9
  Expenses                                          (.1)     (.3)
Interest expense                                   (2.5)    (2.5)


    Income before income taxes                    $ 2.1    $ 5.4





NOTE 3 -     INVENTORIES:

                                            DECEMBER   MARCH 31,
                                               31,        1997
                                                1996


                                               (IN THOUSANDS)
Raw materials:
  Component products                        $ 2,556     $ 2,499
  Building products                           4,306       1,813
  Fast food                                   1,406       1,323

                                              8,268       5,635


In process products:
  Component products                          4,974       4,935
  Building products                              83        -

                                              5,057       4,935


Finished products:
  Component products                          3,300       3,309
  Building products                           1,096         215

                                              4,396       3,524


Supplies                                        501         172


                                            $18,222     $14,266




NOTE 4 - INTANGIBLE AND OTHER NONCURRENT ASSETS:

                                            DECEMBER   MARCH 31,
                                               31,        1997
                                                1996


                                               (IN THOUSANDS)
Intangible assets:
  Goodwill                                   $ 4,996    $ 4,953
  Franchise fees                               4,872      4,657
  Other                                        6,404      6,172



                                             $16,272    $15,782




Other assets:
  Property held for sale                     $ 4,638    $ 4,208
  Deferred financing costs                     2,317      2,145
  Other                                           51        104
                                             $ 7,006    $ 6,457




NOTE 5 -     ACCRUED AND OTHER LIABILITIES:

                                            DECEMBER   MARCH 31,
                                               31,        1997
                                                1996


                                               (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                          $ 7,880    $ 6,405
  Plant closure costs                          7,669      6,881
  Interest                                     1,648      3,891
  Insurance claims and expenses                3,037      2,484
  Other                                        5,332      4,904


                                             $25,566    $24,565



Payable to affiliates:
  Income taxes payable to Valhi              $30,760    $ 7,107
  Other, net                                     207        250


                                             $30,967    $ 7,357



Other noncurrent liabilities:
  Accrued pension and OPEB costs             $ 1,510    $ 1,510
  Environmental costs                          1,000      1,000
  Insurance claims and expenses                  445        444
  Other                                        1,421      1,453


                                             $ 4,376    $ 4,407




NOTE 6 - PROVISION FOR INCOME TAXES ATTRIBUTABLE TO CONTINUING OPERATIONS:

                                               THREE MONTHS ENDED
                                                    MARCH 31,

                                                 1996     1997

                                                   (IN MILLIONS)
Expected tax expense                              $ .7     $1.9
Non-U.S. tax rates                                  .1       .1
Incremental tax on non-U.S. earnings                .1       .1
State income taxes and other, net                   .1       -



                                                  $1.0     $2.1




NOTE 7 - LONG-TERM DEBT:

                                            DECEMBER   MARCH 31,
                                               31,        1997
                                                1996


                                               (IN THOUSANDS)
Valcor - 9 5/8% Senior Notes Due 2003       $100,000    $96,200


Medite:
  Term loan                                    3,727       -
  Other                                          168        159

                                               3,895        159


Other:
  Sybra bank credit agreements                 1,081      1,315
  Sybra capital leases                         4,540      4,314
  Other                                          166        124

                                               5,787      5,753

                                             109,682    102,112
Less current maturities                        1,224     28,539


                                            $108,458    $73,573


    Medite's term loan was assumed by the purchaser of Medite's Oregon medium density fiberboard facility in February 1997. Sybra's bank indebtedness was repaid and terminated in April 1997 immediately prior to Valcor's sale of Sybra's common stock, and the purchaser of Sybra's common stock assumed Sybra's capital lease obligations. See Note 8.

    The after-tax proceeds from the disposition of Medite, net of repayments of Medite's U.S. bank debt, are available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. See Note 8. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor was not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer expired on April 24, 1997, and Valcor purchased $27.6 million principal amount of Senior Notes which had been properly tendered, including $1.1 million of Senior Notes held by Valhi. Accordingly, $27.6 million of the Senior Notes are classified as a current liability at March 31, 1997. In addition, during the first quarter of 1997, Valcor also purchased $3.8 million of Senior Notes in open market transactions prior to commencement of the tender offer. Subsequent to the tender offer, $68.6 million of Senior Notes are outstanding. The net proceeds from the disposition of the Company's fast food operations, net of repayment of Sybra's bank indebtedness, will similarly be available for Valcor's general corporate purposes. If none of those net proceeds are so used as provided by the Indenture, a portion of the remaining Senior Notes will be subject to a future tender offer.
NOTE 8 - DISCONTINUED OPERATIONS:

     The components of discontinued operations are presented in the following table.

                                               THREE MONTHS ENDED
                                                       MARCH 31,


                                                 1996     1997

                                                 (IN THOUSANDS)
Medite Corporation                             $(14,884)$15,538
Sybra, Inc.                                         586     523


                                               $(14,298)$16,061



     Medite. In September 1996, Medite Corporation signed three separate letters of intent involving the sale of substantially all of its assets. The first transaction, involving the sale of Medite's timber and timberlands, closed in October 1996. The second transaction, involving the sale of Medite's Irish medium density fiberboard ("MDF") subsidiary, closed in November 1996. The third transaction, involving the sale of Medite's Oregon MDF facility, closed in February 1997 for approximately $36 million cash consideration (before fees and expenses) plus the assumption of approximately $3.7 million of Medite indebtedness. Medite's stud lumber facility was closed in December 1996, and the building and equipment were sold at an auction in March 1997 and are currently being dismantled by the purchasers. Medite continues to operate the veneer facility on a short-term basis and expects to either sell or close this facility in 1997. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     Medite's first quarter 1996 results include a pre-tax charge of $24 million for the estimated costs of permanently closing its New Mexico MDF plant. Medite also recognized a $13 million pre-tax charge in the fourth quarter of 1996 for the estimated costs of permanently closing the stud lumber and veneer facilities. Approximately $26 million of such charges represent non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of such charges represent workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $3 million had been paid at both March 31, 1997 and December 31, 1996.
     Condensed income statement data for Medite is presented below. The $24 million pre-tax New Mexico MDF plant closure charge is included in Medite's operating income for 1996 because the decision to close the New Mexico MDF facility occurred prior to the decision to permanently dispose of the entire business segment. The gain on disposal in 1997 relates to the sale of the Oregon MDF facility. Interest expense represents interest on indebtedness of Medite and its subsidiaries.

                                              THREE MONTHS ENDED
                                                  MARCH 31,

                                                1996     1997

                                                (IN MILLIONS)
Operations of Medite:
  Net sales                                    $ 46.5    $12.9



  Operating income (loss)                      $(22.5)     1.7
  Interest expense and other, net                (1.9)     (.1)

    Pre-tax income (loss)                       (24.4)     1.6
  Income tax expense (benefit)                   (9.5)      .6

                                                (14.9)     1.0

Net gain on disposal:
  Pre-tax gain                                     -      22.5
  Income tax expense                               -       8.0

                                                   -      14.5



                                               $(14.9)   $15.5



     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                              DECEMBER  MARCH 31,
                                                 31,
                                                 1996      1997


                                                (IN MILLIONS)
Current assets                                 $21.2      $14.0
Property and equipment, net                     18.2        3.7
Other assets                                     4.8        3.5


                                               $44.2      $21.2




Current liabilities                            $17.6      $10.4
Long-term debt                                   3.7         .1
Deferred income taxes                            1.6        3.6
Other liabilities                                3.0        3.1
Stockholder's equity (*)                        18.3        4.0


                                               $44.2      $21.2



* Eliminated in consolidation.

     Condensed cash flow
data for Medite (excluding
dividends paid to and
intercompany loans with
Valcor) is presented below.

                                              THREE MONTHS ENDED
                                                       MARCH

                                                   31,

                                                1996     1997

                                                (IN MILLIONS)
Cash flows from operating activities            $ 5.1   $(36.5)


Cash flows from investing activities:

  Capital expenditures                           (2.9)     (.4)
  Proceeds from disposal of assets                -       35.1


                                                 (2.9)    34.7


Cash flows from financing activities -
  Indebtedness, net                              (1.7)     -
                                                $  .5   $ (1.8)



        Sybra. On April 30, 1997, Valcor completed the disposition of its fast food operations conducted by Sybra. The disposition was accomplished in two separate, simultaneous transactions. The first transaction involved the sale of certain restaurant real estate owned by Sybra for $45 million cash consideration. Substantially all of the net-of-tax proceeds from this transaction were distributed to Valcor. The second transaction involved Valcor's sale of 100% of the common stock of Sybra for $14 million cash consideration plus the repayment by the purchaser of approximately $23.8 million of Sybra's intercompany indebtedness owed to Valcor. Under certain conditions, the purchaser of Sybra's common stock is obligated to pay additional contingent consideration of approximately $2 million to Valcor in the future. Accordingly, the accompanying financial statements present the results of operations of Sybra's fast food operations as discontinued operations for all periods presented.

        Condensed income statement data for Sybra is presented below. Interest expense represents interest on indebtedness of Sybra. The Company will report a pre-tax gain on disposal of its fast food operations in excess of $24 million in the second quarter of 1997.

                                              THREE MONTHS ENDED
                                                       MARCH

                                                   31,

                                                1996     1997
                                                (IN MILLIONS)
Net sales                                       $27.6    $27.8



Operating income                                $ 1.6    $ 1.4
Interest expense and other, net                   (.7)     (.6)

  Pre-tax income                                   .9       .8
Income tax expense                                 .3       .3

  Net income                                    $  .6    $  .5


     Condensed balance
sheets for Sybra, included
in the Company's
consolidated balance sheets,
are presented below.

                                           DECEMBER 31,MARCH 31,
                                               1996      1997

                                              (IN MILLIONS)

Current assets                               $ 6.0       $ 4.9
Intangible assets                             16.0        15.5
Property and equipment, net                   53.6        52.2
Other assets                                  -             .2


                                             $75.6       $72.8




Current liabilities                          $14.4       $11.9
Long-term debt                                 4.7         4.7
Loan payable to Valcor (*)                    20.0        20.0
Other liabilities                              1.4         1.4
Stockholder's equity (*)                      35.1        34.8
                                             $75.6       $72.8





(*) Eliminated in consolidation
     Condensed cash flow
data for Sybra (excluding
dividends paid to and
intercompany loans with
Valcor) is presented below

                                                THREE MONTHS
                                              ENDED       MARCH

                                                  31,

                                                1996     1997

                                                (IN MILLIONS)
Cash flows from operating activities            $ 2.5    $ (.1)


Cash flows from investing activities:
  Capital expenditures                           (1.4)    (1.1)
  Other, net                                      -         .4

                                                 (1.4)     (.7)


Cash flows from financing activities -
  Indebtedness, net
                                                  (.5)    -


                                                $  .6    $ (.8)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

OVERVIEW

     The Company reported income from continuing operations of $3.3 million in the first quarter of 1997 compared to $1.1 million in the first quarter of 1996. Discontinued operations include both the results of operations of Medite Corporation and Sybra, Inc., and in 1997 include an after-tax gain on disposal of $14.5 million ($22.5 million pre-tax) related to the sale of Medite's Oregon MDF facility. The Company completed the disposition of Sybra's fast food operations in April 1997, and will report a pre-tax gain on disposal of such operations in excess of $24 million in the second quarter of 1997. See Note 8 to the Consolidated Financial Statements.

    The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include, but are not limited to, future supply and demand for the Company's products (including cyclicality thereof), general economic conditions, competitive products and substitute products, customer and competitor strategies, the impact of pricing and production decisions, environmental matters, government regulations and possible changes therein, completion of business unit dispositions, the ultimate resolution of pending litigation and possible future litigation and other risks and uncertainties as discussed in this Quarterly Report and the 1996 Annual Report.

COMPONENT PRODUCTS

                                           THREE MONTHS
                                               ENDED         %
                                               MARCH 31,


                                           1996     1997   CHANGE

                                           (IN MILLIONS)
Net sales                                  $21.2   $25.8    +22%
Operating income                             4.4     6.3    +43%

     Sales, operating income and margins increased in the first quarter of 1997 due primarily to increased volumes in all three major product lines (ergonomic workstations, drawer slides and locks). Relative changes in product mix also favorably impacted comparisons, as first quarter 1996 sales included a relatively higher volume of lower-margin products, including those resulting from an August 1995 business acquisition. Lock sales were also aided by certain price increases instituted at the beginning of 1997, which helped to partially offset increases in certain raw material costs (primarily zinc and copper). The Company's component products operating income margins were higher in the second, third and fourth quarters of 1996 as compared to the 1996 first quarter, due in part to relative changes in product mix, and the Company does not expect year-to-date operating income comparisons for calendar 1997 to be as favorable as first quarter 1997 comparisons.

OTHER

     General corporate interest income increased in the first quarter of 1997 due principally to a higher level of funds available for investment resulting from the funds generated from Medite's asset dispositions. Interest expense is expected to be lower in calendar 1997 as compared to calendar 1996 due primarily to a lower amount of Senior Notes outstanding as a result of the tender offer discussed below.

    Income tax rates vary by jurisdiction (country and/or state) and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 6 to the Consolidated Financial Statements.

     Discontinued operations include both the results of operations of Medite and Sybra. See Note 8 to the Consolidated Financial Statements.

     The Company will report a pre-tax extraordinary loss of $.6 million in the second quarter of 1997 ($.4 million net-of-tax) resulting from the pro-rata write-off of deferred financing costs related to the Valcor Senior Notes purchased in April 1997 pursuant to the Company's tender offer. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flow from operating activities attributable to continuing operations before changes in assets and liabilities was $2.1 million in the first quarter of 1996 and $4.4 million in the first quarter of 1997. Changes in assets and liabilities generated cash in both periods and generally result from the timing of production, sales, purchases and income tax payments.

     Cash flows from investing and financing activities. CompX's capital expenditures in calendar 1997 are currently expected to approximate $3 million.

     Net repayments of indebtedness in the first quarter of 1997 consists of $3.8 million principal amount of Valcor Senior Notes purchased in open market transactions. At March 31, 1997, CompX had approximately $5 million of U.S. or the equivalent Canadian dollar borrowing availability under its Canadian bank credit facility.

     Cash flows from discontinued operations. Condensed cash flow data for Medite and Sybra are included in Note 8 to the Consolidated Financial Statements. Under the terms of Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, Valcor was not required to pay income taxes related to Medite's 1996 sales of its timber and timberlands and Irish MDF subsidiary until the first quarter of 1997, at which time such payment (approximately $38 million) was shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from disposition of such assets were shown as part of cash flows from investing activities in 1996. Similarly, cash income taxes related to Medite's February 1997 sale of the Oregon MDF facility are not required to be paid until later in 1997.

     Other. At March 31, 1997, assets held for sale, recorded at estimated net realizable value, consist principally of land from Medite's stud lumber facility and another former Medite facility closed before 1996. The salvageable property and equipment from the stud facility, included in assets held for sale at December 31, 1996, were sold during the first quarter of 1997 for an amount approximating previously-estimated net realizable value.

    Valcor's continuing operations are conducted through CompX. Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from CompX, along with its parent company level cash resources. CompX's Canadian bank credit agreement contains customary limitations on the ability of the subsidiary to pay dividends to CompX. There are no restrictions on the ability of CompX to pay dividends to Valcor. Valcor has not guaranteed any indebtedness of CompX. The Company believes that future distributions from its subsidiaries, along with its parent company level cash resources, will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note Indenture. At March 31, 1997, no amounts were available for dividends.

     The Company routinely compares its liquidity requirements and alternative uses of capital against the estimated future cash flows to be received from its subsidiaries and the estimated sales value of those units. As a result of this process, the Company has in the past and may in the future seek to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify its dividend policy, consider the sale of interests in subsidiaries, business units or other assets, or take a combination of such steps or other steps, to increase liquidity, reduce indebtedness and fund future activities. The Company may also evaluate acquisitions of interests in, or combinations with, companies related to its current and former businesses. The Company and its subsidiaries intend to consider such acquisition activities in the future and, in connection with this activity, may consider issuing additional equity securities and increasing the indebtedness of the Company and its subsidiaries. In this regard, the Valcor Senior Note Indenture contains limitations on the ability of the Company and its subsidiaries to incur indebtedness or hold noncontrolling interests in business units.

    The after-tax proceeds from the disposition of Medite, net of repayments of Medite's U.S. bank debt, are available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. See Note 8 to the Consolidated Financial Statements. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Valcor Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, both as defined in the Indenture, within one year of disposition. While Valcor was not yet required to execute a tender offer related to Medite's asset dispositions, on March 20, 1997, Valcor initiated a tender offer whereby Valcor would purchase up to $86.7 million principal amount of Valcor Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture. Pursuant to its terms, the tender offer expired on April 24, 1997, and Valcor purchased $27.6 million principal amount of Senior Notes which had been properly tendered, including $1.1 million of Senior Notes held by Valhi. In addition, during the first quarter of 1997, Valcor also purchased $3.8 million of Senior Notes in open market transactions prior to commencement of the tender offer. Subsequent to the tender offer, $68.6 million of Senior Notes are outstanding. The net proceeds from the disposition of the Company's fast food operations, net of repayment of Sybra's bank indebtedness, will similarly be available for Valcor's general corporate purposes. If none of those net proceeds are so used as provided by the Indenture, a portion of the remaining Senior Notes will be subject to a future tender offer.



                    PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 -   First Amendment to the Stock Purchase Agreement by and between
             Valcor, Inc. and I.C.H. Corporation dated April 18, 1997.

        10.2 -   First Amendment to the Asset Purchase Agreement by and between
             Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P. dated April 18, 1997.

        27.1 -Financial Data Schedule for the three-month period ended March 31, 1997.

        27.2 -Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1996, (ii) six-month period ended June 30, 1996, (iii) nine-month period ended September 30, 1996 and (iv) year ended December 31, 1996.

        27.3 -Reclassified Financial Data Schedule for the (i) three-month period ended March 31, 1995, (ii) six-month period ended June 30, 1995, (iii) nine-month period ended September 30, 1995 and (iv) year ended December 31, 1995.

        27.4 -Reclassified Financial Data Schedule for the year ended December 31, 1994.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended March 31, 1997.

        February 3, 1997    - Reported Items 5 and 7.
        February 13, 1997   - Reported Items 5 and 7.
        February 13, 1997   - Reported Items 5 and 7.
        February 28, 1997   - Reported Items 5 and 7
        March 20, 1997      - Reported Items 5 and 7

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       VALCOR, INC.

                                                       (Registrant)



Date   May 12, 1997                          By /s/ Bobby D. O'Brien

                                                Bobby D. O'Brien
                                                (Vice President,
                                                Principal Financial Officer)



Date   May 12,  1997                         By /s/ Gregory M. Swalwell

                                                Gregory M. Swalwell
                                                (Controller,
                                                Principal Accounting Officer)