Form 10-Q
period 1997-06-30
VALCOR INC
filed 1997-08-07
CIK 905894

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTER ENDED JUNE 30, 1997           COMMISSION FILE NUMBER 33-63044





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

                           VALCOR, INC.

                              INDEX




                                                          PAGE
                                                         NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

         Consolidated Balance Sheets - December 31, 1996
          and June 30, 1997                                3-4

         Consolidated Statements of Operations -
          Three months and six months ended June 30, 1996
          and 1997                                          5

         Consolidated Statement of Stockholder's Equity -
          Six months ended June 30, 1997                    6

         Consolidated Statements of Cash Flows -
          Six months ended June 30, 1996 and 1997           7-8

         Notes to Consolidated Financial Statements         9-17

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.             18-21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                 22

Item 6.  Exhibits and Reports on Form 8-K.                 22

                           VALCOR, INC.

                   CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS)

              ASSETS                    DECEMBER 31,  JUNE 30,
                                            1996        1997

Current assets:
  Cash and cash equivalents              $136,054    $189,038
  Accounts receivable                      15,535      15,913
  Receivable from affiliates                  178          99
  Inventories                              18,222      10,699
  Prepaid expenses                          2,667         530
  Deferred income taxes                     5,160       3,633


      Total current assets                177,816     219,912


Other assets:
  Intangible assets                        16,272         270
  Property held for sale                    4,638       7,414
  Deferred financing costs                  2,317       1,472
  Other                                        51        -


      Total other assets                   23,278       9,156


Property and equipment:
  Land                                     19,537         793
  Buildings                                38,572       9,591
  Equipment                               103,005      21,682
  Construction in progress                  2,492       1,276

                                          163,606      33,342

  Less accumulated depreciation            75,684      16,441


      Net property and equipment           87,922      16,901


                                         $289,016    $245,969




                           VALCOR, INC.

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                          (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDER'S EQUITYDECEMBER 31,  JUNE 30,
                                            1996        1997

Current liabilities:
  Current maturities of long-term debt   $  1,224    $     71
  Accounts payable                         14,248       5,792
  Accrued liabilities                      25,566      13,594
  Payable to affiliates                    30,967       5,472
  Income taxes                              1,070         798


      Total current liabilities            73,075      25,727


Noncurrent liabilities:
  Long-term debt                          108,458      68,811
  Deferred income taxes                     8,717      10,945
  Other                                     4,376       3,070


      Total noncurrent liabilities        121,551      82,826


Stockholder's equity:
  Common stock                                  1           1
  Additional paid-in capital                  520         520
  Retained earnings                        96,524     139,614
  Adjustments:

    Pension liabilities                    (2,533)     (2,533)
    Currency translation                     (122)       (186)


      Total stockholder's equity           94,390     137,416


                                         $289,016    $245,969












Commitments and contingencies (Note 1)

                           VALCOR, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                          (IN THOUSANDS)

                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30,             JUNE 30,

                                   1996*      1997     1996*      1997

Revenues and other income:
  Net sales                       $21,728   $27,427  $ 42,939   $53,256
  Other, net                          376     2,423       782     4,500


                                   22,104    29,850    43,721    57,756


Costs and expenses:
  Cost of sales                    14,612    18,061    29,144    35,084
  Selling, general and              2,410     2,728     4,862     5,665
administrative
  Interest                          2,515     1,904     5,030     4,422


                                   19,537    22,693    39,036    45,171


    Income before income taxes      2,567     7,157     4,685    12,585

Provision for income taxes          1,242     2,772     2,230     4,904


    Income from continuing          1,325     4,385     2,455     7,681
operations

Discontinued operations             3,247    19,742   (11,051)   35,803


Extraordinary item                   -         (394)     -         (394)


    Net income (loss)             $ 4,572   $23,733  $ (8,596)  $43,090



















*Reclassified for discontinued operations.

                                  VALCOR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)



                                       ADDITIONAL
                                COMMON   PAID-IN  RETAINED
                                STOCK    CAPITAL  EARNINGS

Balance at December 31, 1996      $1     $520     $ 96,524

Net income                         -       -       43,090
Adjustments, net                   -       -          -


Balance at June 30, 1997          $1     $520     $139,614








                                     ADJUSTMENTS



                                         CURRENCY      TOTAL
                              PENSION   TRANSLATIONSTOCKHOLDER'S
                            LIABILITIES  ADJUSTMENT   EQUITY

Balance at December 31, 199 $(2,533)       $(122)   $ 94,390

Net income                      -           -         43,090
Adjustments, net                -            (64)        (64)


Balance at June 30, 1997    $(2,533)       $(186)   $137,416




                           VALCOR, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                          (IN THOUSANDS)

                                               1996*      1997

Cash flows from operating activities:
  Net income (loss)                          $ (8,596) $ 43,090
  Depreciation and amortization                 1,438     1,538
  Deferred income taxes                            77       195
  Discontinued operations                      11,051   (35,803)
  Other, net                                      377       960

                                                4,347     9,980

  Medite, net                                  12,595   (40,020)
  Sybra, net                                    4,508    (1,078)
  Change in assets and liabilities:
    Accounts receivable                          (804)   (2,805)
    Inventories                                  (280)      349
    Accounts payable and accrued liabilities     (528)    1,032
    Accounts with affiliates                   (1,147)    8,164
    Other, net                                   (332)     (278)


        Net cash provided (used) by operatin
         activities
                                               18,359   (24,656)



Cash flows from investing activities:
  Capital expenditures                         (1,445)   (1,899)
  Medite, net                                  (8,397)   34,733
  Sybra, net                                   (2,126)   53,929

  Other, net                                      188      -


        Net cash provided (used) by investin
         activities
                                              (11,780)   86,763


Cash flows from financing activities:
  Repayments of indebtedness                      (23)  (31,439)
  Dividends                                      (383)     -
  Medite, net                                  (2,228)       (9)
  Sybra, net                                   (2,329)   22,381


        Net cash used by financing activitie   (4,963)   (9,067)


Net increase                                 $  1,616  $ 53,040





                                  VALCOR, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

             SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                          (IN THOUSANDS)

                                               1996*      1997

Cash and cash equivalents:
  Net changes from operating, investing
   and financing activities                   $ 1,616  $ 53,040
  Currency translation                              8       (56)

                                                1,624    52,984

  Balance at beginning of period               17,618   136,054


  Balance at end of period                    $19,242  $189,038







Supplemental disclosures - cash paid for:


  Interest, net of amounts capitalized        $ 9,191  $  5,024
  Income taxes, net                             5,100    40,924































*Reclassified for discontinued operations.

                           VALCOR, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     BASIS OF PRESENTATION:

    The consolidated balance sheet at December 31, 1996 has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations, cash flows and stockholder's equity for the interim periods ended June 30, 1996 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report"). Prior period statements of operations and cash flows have been reclassified to present both Medite Corporation, the Company's wholly-owned building products subsidiary, and Sybra, Inc., the Company's wholly-owned fast food subsidiary, as discontinued operations. See Note 7. The extraordinary loss relates to the write-off of unamortized deferred financing costs resulting from the early retirement of $27.6 million of the Company's Senior Notes in connection with the tender offer completed in April 1997. See Note 5.

    Commitments and contingencies are discussed in Notes 5 and 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Legal Proceedings" and the 1996 Annual Report.

NOTE 2 -     BUSINESS SEGMENT INFORMATION:

    The Company's continuing operations are conducted by its wholly-owned subsidiary, CompX International Inc., in the components products industry.

                           THREE MONTHS ENDED SIX MONTHS ENDED
                              JUNE 30,             JUNE 30,

                             1996     1997    1996     1997

                                       (IN MILLIONS)
Net sales                   $21.7     $27.5   $42.9   $53.3



Operating income            $ 5.0     $ 6.9   $ 9.4   $13.2
General corporate items:
  Interest income              .2       2.3      .5     4.2
  Expenses                    (.1)      (.1)    (.2)    (.4)
Interest expense             (2.5)     (1.9)   (5.0)   (4.4)


    Income before income    $ 2.6     $ 7.2   $ 4.7   $12.6
taxes



NOTE 3 -     INVENTORIES:

                                        DECEMBER 31,   JUNE 30,
                                            1996         1997

                                              (IN THOUSANDS)
Raw materials:
  Component products                     $ 2,556      $ 2,140
  Building products                        4,306           55
  Fast food                                1,406         -

                                           8,268        2,195


In process products:
  Component products                       4,974        4,984
  Building products                           83         -

                                           5,057        4,984


Finished products:
  Component products                       3,300        3,356
  Building products                        1,096          106

                                           4,396        3,462


Supplies                                     501           58


                                         $18,222      $10,699







NOTE 4 - PROVISION FOR INCOME TAXES ATTRIBUTABLE TO CONTINUING OPERATIONS:

                                                SIX MONTHS ENDED
                                                    JUNE 30,

                                                 1996     1997

                                                   (IN MILLIONS)
Expected tax expense                              $1.6     $4.4
Non-U.S. tax rates                                  .2       .1
Incremental tax on non-U.S. earnings                .2       .3
State income taxes and other, net                   .2       .1



                                                  $2.2     $4.9






NOTE 5 - LONG-TERM DEBT:

                                       DECEMBER 31,    JUNE 30
                                           1996          1997

                                             (IN THOUSANDS)
Valcor - 9 5/8% Senior Notes Due 2003   $100,000      $68,638


Medite:
  Term loan                                3,727         -
  Other                                      168          159

                                           3,895          159


Other:
  Sybra bank credit agreements             1,081         -
  Sybra capital leases                     4,540         -
  Other                                      166           85

                                           5,787           85

                                         109,682       68,882
Less current maturities                    1,224           71


                                        $108,458      $68,811




    Medite's term loan was assumed by the purchaser of Medite's Oregon medium density fiberboard facility in February 1997. Sybra's bank indebtedness was repaid and terminated in April 1997 immediately prior to Valcor's sale of Sybra's common stock, and the purchaser of Sybra's common stock assumed Sybra's capital lease obligations. See Note 7.

    The after-tax proceeds from the dispositions of Medite and Sybra, net of repayments of their respective U.S. bank debt, are available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. See Note 7. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Senior Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, as specified in the Indenture, within one year of disposition. While Valcor was not yet required to execute a tender offer related to Medite's asset dispositions, in March 1997 Valcor initiated a tender offer to purchase up to $86.7 million principal amount of Senior Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture related to the Medite asset dispositions. Pursuant to its terms, the tender offer expired in April 1997, and Valcor purchased $27.6 million principal amount of Senior Notes which had been properly tendered, including $1.1 million of Senior Notes held by Valhi. In addition, during the first quarter of 1997, Valcor also purchased $3.8 million of Senior Notes in open market transactions prior to commencement of the tender offer. To the extent that the net proceeds from the disposition of Sybra's fast food operations are not used as provided by the Indenture, a portion of the remaining Senior Notes could be subject to a future tender offer.


     On August 6, 1997, Valcor initiated a consent solicitation to amend certain provisions of the Valcor Senior Note Indenture which, if successfully completed,

would remove restrictions that currently limit the ability of Valcor and its subsidiaries to, among other things, incur debt, pay dividends, create liens and enter into transactions or co-invest with affiliates. The proposed amendments to the Indenture require the consent from holders representing at least a majority of the $68.6 million principal amount of Senior Notes currently outstanding. If the consent solicitation is successfully completed, Valcor will pay to all holders who validly consent on or prior to August 27, 1997 a cash consent fee of $10 per $1,000 principal amount of Senior Notes. The consent solicitation also includes a concurrent offer by Valcor to purchase the Senior Notes of all holders who validly tender on or prior to September 4, 1997 at a cash purchase price of $1,040 per $1,000 principal amount. Holders who tender their Senior Notes are generally obligated to consent to the proposed amendments to the Indenture, but holders may consent to the proposed amendments without tendering their Senior Notes. However, Valcor's obligation to purchase the Senior Notes is contingent upon the successful completion of the consent solicitation.

NOTE 6 -     ACCRUED AND OTHER LIABILITIES:

                                       DECEMBER 31,    JUNE 30,
                                           1996          1997

                                             (IN THOUSANDS)
Current accrued liabilities:
  Employee benefits                      $ 7,880      $ 2,956
  Plant closure costs                      7,669        5,604
  Interest                                 1,648        1,106
  Insurance claims and expenses            3,037          982
  Other                                    5,332        2,946


                                         $25,566      $13,594



Payable to affiliates:
  Income taxes payable to Valhi          $30,760      $ 5,316
  Other, net                                 207          156


                                         $30,967      $ 5,472



Other noncurrent liabilities:
  Accrued pension and OPEB costs         $ 1,510      $ 1,510
  Environmental costs                      1,000          946
  Insurance claims and expenses              445          444
  Other                                    1,421          170

                                         $ 4,376      $ 3,070






NOTE 7 - DISCONTINUED OPERATIONS:

     The components of discontinued operations are presented in the following table.

                                                SIX MONTHS ENDED
                                                    JUNE 30,

                                                 1996     1997

                                                 (IN THOUSANDS)
Medite Corporation                             $(12,734)$16,057
Sybra, Inc.                                       1,683  19,746


                                               $(11,051)$35,803





     Medite. In the fourth quarter 1996, Medite Corporation sold its timber and timberlands and its Irish medium density fiberboard ("MDF") subsidiary. In February 1997 Medite sold its Oregon MDF facility for approximately $36 million cash consideration (before fees and expenses) plus the assumption of approximately $3.7 million of Medite indebtedness. Medite's two remaining facilities have been closed, and Medite expects to complete the sale of such facilities later in the year. Accordingly, the accompanying financial statements present the results of operations of Medite's building products business segment as discontinued operations for all periods presented.

     Medite's first quarter 1996 results include a pre-tax charge of $24 million for the estimated costs of permanently closing its New Mexico MDF plant. Medite also recognized a $13 million pre-tax charge in the fourth quarter of 1996 for the estimated costs of permanently closing the stud lumber and veneer facilities. Approximately $26 million of such charges represent non-cash costs, most of which related to the net carrying value of property and equipment in excess of estimated net realizable value. These non-cash costs were deemed utilized upon adoption of the respective closure plans. Approximately $11 million of such charges represent workforce, environmental and other estimated cash costs associated with the closure of the facilities, of which approximately $5 million had been paid at June 30, 1997 ($3 million paid at December 31, 1996).

     Condensed income statement data for Medite is presented below. The $24 million pre-tax New Mexico MDF plant closure charge is included in Medite's operating income for 1996 because the decision to close the New Mexico MDF facility occurred prior to the decision to permanently dispose of the entire business segment. The gain on disposal in 1997 relates to the first quarter sale of the Oregon MDF facility. Interest expense represents interest on indebtedness of Medite and its subsidiaries.

                                               SIX MONTHS ENDED
                                                   JUNE 30,

                                                1996     1997

                                                (IN MILLIONS)
Operations of Medite:
  Net sales                                    $ 94.6     $20.5



  Operating income (loss)                      $(16.9)    $ 2.8
  Interest expense and other, net                (4.1)      (.2)

    Pre-tax income (loss)                       (21.0)      2.6
  Income tax expense (benefit)                   (8.3)      1.0

                                                (12.7)      1.6

Net gain on disposal:
  Pre-tax gain                                     -       22.3
  Income tax expense                               -        7.9

                                                   -       14.4



                                               $(12.7)    $16.0





     Condensed balance sheets for Medite, included in the Company's consolidated balance sheets, are presented below.

                                          DECEMBER 31, JUNE 30,
                                              1996       1997

                                               (IN MILLIONS)
Current assets                             $21.2        $13.1
Property and equipment, net                 18.2           .4
Property held for sale and other assets      4.8          6.8


                                           $44.2        $20.3




Current liabilities                        $17.6        $ 8.8
Long-term debt                               3.7           .1
Deferred income taxes                        1.6          3.7
Other liabilities                            3.0          3.1
Stockholder's equity (*)                    18.3          4.6


                                           $44.2        $20.3



* Eliminated in consolidation.






     Condensed cash flow data for Medite (excluding dividends paid to and intercompany loans with Valcor) is presented below.

                                               SIX MONTHS ENDED
                                                   JUNE 30,

                                                1996     1997

                                                (IN MILLIONS)
Cash flows from operating activities            $12.6    $(40.0)


Cash flows from investing activities:

  Capital expenditures                           (8.6)      (.4)
  Proceeds from disposal of assets                 -       35.1
  Other, net                                       .2      -


                                                 (8.4)     34.7


Cash flows from financing activities -
  Indebtedness, net                              (2.2)     -



                                                $ 2.0    $ (5.3)





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

        Condensed income statement data for Sybra through the date of disposal is presented below. Interest expense represents interest on indebtedness of Sybra. The gain on disposal includes both Sybra's sale of its restaurant real estate and Valcor's sale of Sybra's common stock. The provision for income taxes applicable to the pre-tax gain on disposal varies from the 35% federal statutory income tax rate due principally to the excess of tax basis over book basis of the common stock of Sybra sold for which no deferred income tax benefit was previously recognized.


                                               SIX MONTHS ENDED
                                                   JUNE 30,

                                                1996     1997

                                                (IN MILLIONS)
Operations of Sybra:


  Net sales                                     $56.9    $37.9




  Operating income                              $ 4.0    $ 1.7
  Interest expense and other, net                (1.3)     (.6)

    Pre-tax income                                2.7      1.1
  Income tax expense                              1.0       .5

                                                  1.7       .6



Net gain on disposal:


  Pre-tax gain                                    -       23.2
  Income tax expense                              -        4.1

                                                  -       19.1


                                                $ 1.7    $19.7




     A condensed balance sheet for Sybra at December 31, 1996, included in the Company's consolidated balance sheet, is presented below.

                                                      AMOUNT

                                                  (IN MILLIONS)

Current assets                                         $ 6.0
Intangible assets                                       16.0
Property and equipment, net                             53.6


                                                       $75.6





Current liabilities                                    $14.4
Long-term debt                                           4.7
Loan payable to Valcor (*)                              20.0
Other liabilities                                        1.4
Stockholder's equity (*)                                35.1


                                                       $75.6





(*) Eliminated in consolidation

     Condensed cash flow data for Sybra (excluding dividends paid to and intercompany loans with Valcor, but including the net proceeds from Valcor's sale of Sybra's common stock) is presented below.

                                              SIX MONTHS ENDED
                                                  JUNE 30,

                                                1996     1997

                                                (IN MILLIONS)
Cash flows from operating activities            $ 4.5   $(1.1)


Cash flows from investing activities:
  Capital expenditures                           (2.2)   (1.8)
  Proceeds on disposal of assets                   -     55.3
  Other, net                                       .1      .4

                                                 (2.1)   53.9


Cash flows from financing activities -
  Indebtedness, net
                                                 (2.3)   22.4


                                                $  .1   $75.2






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

OVERVIEW

     The Company reported income from continuing operations of $7.7 million in the first six months of 1997 compared to $2.4 million in the first six months of 1996. Discontinued operations include both the results of operations of Medite Corporation and Sybra, Inc., and in 1997 include (i) a first quarter after-tax gain on disposal of $14 million ($22 million pre-tax) related to the sale of Medite's Oregon MDF facility and (ii) a second quarter after-tax gain on disposal of $19 million ($23 million pre-tax) related to the disposition of Sybra's fast food operations. See Note 7 to the Consolidated Financial Statements.

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

COMPONENT PRODUCTS

            THREE MONTHS ENDED           SIX MONTHS ENDED
                 JUNE 30,        %           JUNE 30,        %

               1996     1997   CHANGE      1996     1997  CHANGE

               (IN MILLIONS)               (IN MILLIONS)
Net sales    $21.7    $27.5    +26%        $42.9  $53.3    +24%
Operating      5.0      6.9    +38%          9.4   13.2    +40%
income



     Sales, operating income and margins increased in 1997 due primarily to increased volumes in all three major product lines (ergonomic workstations, drawer slides and locks). Relative changes in product mix also favorably impacted comparisons, as 1996 sales included a relatively higher volume of lower-margin products, including those resulting from an August 1995 business acquisition. Lock sales were also aided by certain price increases instituted at the beginning of 1997, which helped to partially offset increases in certain raw material costs (primarily zinc and copper).


OTHER

     General corporate interest income increased in 1997 due principally to a higher level of funds available for investment resulting from the funds generated from the Medite and Sybra asset dispositions. Interest expense is expected to be lower in calendar 1997 as compared to calendar 1996 due primarily to a lower amount of Senior Notes outstanding as a result of the Valcor Senior Notes purchased in April 1997 pursuant to the Company's tender offer. See Note 5 to the Consolidated Financial Statements.

    Income tax rates vary by jurisdiction (country and/or state) and relative changes in the geographic source of the Company's pre-tax earnings, and in the related availability and usage of foreign tax credits, can result in fluctuations in the effective income tax rate. See Note 4 to the Consolidated Financial Statements.

     Discontinued operations include both the results of operations of Medite and Sybra. See Note 7 to the Consolidated Financial Statements.

     The extraordinary loss in 1997 resulted from the pro-rata write-off of deferred financing costs resulting from the Valcor Senior Notes purchased in April 1997 pursuant to the Company's tender offer. See Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash flows from operating activities. Cash flow from operating activities attributable to continuing operations before changes in assets and liabilities was $4.3 million in the first six months of 1996 and $10.0 million in the first six months of 1997. Changes in assets and liabilities generally result from the timing of production, sales, purchases and income tax payments.

     Cash flows from investing and financing activities. CompX's capital expenditures in calendar 1997 are currently expected to approximate $3 million.

     Net repayments of indebtedness in 1997 consists of Valcor Senior Notes purchased. See Note 5 to the Consolidated Financial Statements. At June 30, 1997, CompX had approximately $5 million of U.S. or the equivalent Canadian dollar borrowing availability under its Canadian bank credit facility.

     Cash flows from discontinued operations. Condensed cash flow data for Medite and Sybra are included in Note 7 to the Consolidated Financial Statements. Under the terms of Internal Revenue Code and similar state regulations regarding the timing of estimated tax payments, Valcor was not required to pay income taxes related to Medite's 1996 sales of its timber and timberlands and Irish MDF subsidiary until 1997, at which time such payment (approximately $38 million) was shown as a reduction in cash flows from operating activities even though the pre-tax proceeds from disposition of such assets were shown as part of cash flows from investing activities in the fourth quarter of 1996. Similarly, cash income taxes related to Medite's February 1997 sale of the Oregon MDF facility are also shown as a reduction from cash flows from operating activities, and cash income taxes of approximately $4 million related to the April 1997 disposition of Sybra's fast food operations are not required to be paid until later in 1997.

     Other. At June 30, 1997, assets held for sale, recorded at estimated net realizable value, consist principally of land, building and equipment from Medite's former veneer facility and land from Medite's former stud lumber facility and another former Medite facility closed before 1996. The salvageable property and equipment from the stud facility, included in assets held for sale at December 31, 1996, were sold during the first quarter of 1997 for an amount approximating previously-estimated net realizable value.

    Valcor's continuing operations are conducted through CompX. Accordingly, Valcor's long-term ability to meet its parent company level obligations (principally debt service on the Senior Notes) is largely dependent on the receipt of dividends or other distributions from CompX, along with its parent company level cash resources. CompX's Canadian bank credit agreement contains customary limitations on the ability of the subsidiary to pay dividends to CompX. There are no restrictions on the ability of CompX to pay dividends to Valcor. Valcor has not guaranteed any indebtedness of CompX. The Company believes that future distributions from its subsidiaries, along with its parent company level cash resources, will be sufficient to enable Valcor to meet its obligations. Valcor dividends to Valhi are generally limited to 50% of consolidated net income, as defined in the Senior Note Indenture. At June 30, 1997, no amounts were available for dividends.

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

    The after-tax proceeds from the dispositions of Medite and Sybra, net of repayments of their respective U.S. bank debt, are available for Valcor's general corporate purposes, subject to compliance with certain covenants contained in the Valcor Senior Note Indenture. See Note 7 to the Consolidated Financial Statements. Also under the terms of the Indenture, Valcor is required to tender for a portion of the Senior Notes, at par, to the extent that a specified amount of these proceeds is not used to either permanently paydown senior indebtedness of Valcor or its subsidiaries or invest in related businesses, as specified in the Indenture, within one year of disposition.
While Valcor was not yet required to execute a tender offer related to Medite's asset dispositions, in March 1997 Valcor initiated a tender offer to purchase up to $86.7 million principal amount of Senior Notes on a pro-rata basis, at par value, in satisfaction of the covenant contained in the Indenture related to the Medite asset dispositions. Pursuant to its terms, the tender offer expired in April 1997, and Valcor purchased $27.6 million principal amount of Senior Notes which had been properly tendered, including $1.1 million of Senior Notes held by Valhi. In addition, during the first quarter of 1997, Valcor also purchased $3.8 million of Senior Notes in open market transactions prior to commencement of the tender offer. To the extent that the net proceeds from the disposition of

Sybra's fast food operations are not used as provided by the Indenture, a portion of the remaining Senior Notes could be subject to a future tender offer.

     On August 6, 1997, Valcor initiated a consent solicitation to amend certain provisions of the Valcor Senior Note Indenture which, if successfully completed, would remove restrictions that currently limit the ability of Valcor and its subsidiaries to, among other things, incur debt, pay dividends, create liens and enter into transactions or co-invest with affiliates. The proposed amendments to the Indenture require the consent from holders representing at least a majority of the $68.6 million principal amount of Senior Notes currently outstanding. If the consent solicitation is successfully completed, Valcor will pay to all holders who validly consent on or prior to August 27, 1997 a cash consent fee of $10 per $1,000 principal amount of Senior Notes. The consent solicitation also includes a concurrent offer by Valcor to purchase the Senior Notes of all holders who validly tender on or prior to September 4, 1997 at a cash purchase price of $1,040 per $1,000 principal amount. Holders who tender their Senior Notes are generally obligated to consent to the proposed amendments to the Indenture, but holders may consent to the proposed amendments without tendering their Senior Notes. However, Valcor's obligation to purchase the Senior Notes is contingent upon the successful completion of the consent solicitation.


                    PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Reference is made to the 1996 Annual Report and prior 1997 quarterly periodic reports for descriptions of certain legal proceedings.

     Discovery has been stayed in the previously-reported Medite Corporation v. Public Services Company of New Mexico pending oral arguments at a hearing scheduled for August 1997 on motions for partial summary judgment and summary judgment filed by the plaintiff and defendant, respectively.

     Trial is currently scheduled to begin in September 1997 in the previously-reported Midgard Corporation v. Medite of New Mexico, Inc., et al.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        27.1 -Financial Data Schedule for the six-month period ended June 30, 1997.

    (b) Reports on Form 8-K

        Reports on Form 8-K for the quarter ended June 30, 1997.

        April 25, 1997      - Reported Items 5 and 7.
        April 30, 1997      - Reported Items 2 and 7.
        May 2, 1997         - Reported Items 5 and 7.


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       VALCOR, INC.

                                                       (Registrant)



Date   August 6, 1997                        By /s/ Bobby D. O'Brien

                                                Bobby D. O'Brien
                                                (Vice President,
                                                Principal Financial Officer)



Date   August 6,  1997                       By /s/ Gregory M. Swalwell

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





                                                     VALCOR, INC.

                                                     (Registrant)



Date   August 6, 1997                     By

                                             Bobby D. O'Brien
                                             (Vice President,
                                             Principal Financial Officer)



Date   August 6, 1997                     By

                                             Gregory M. Swalwell
                                             (Controller,
                                             Principal Accounting Officer)